Form 10KSB
period 1996-03-31
COGENCO INTERNATIONAL INC
filed 1996-06-11
CIK 730729

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 1996
                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                        Commission file number: 2-87052-D
                                                ---------

                           COGENCO INTERNATIONAL, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                         84-0914754
- -------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                             Mellon Financial Center
                         Suite 1001, 1775 Sherman Street
                             Denver, Colorado 80203
               -------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (303) 894-0234
                                               --------------

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for its most recent fiscal year: $6,220

     Aggregate market value of voting stock held by non-affiliates as of May 12,
1996:   $-0-.  There  is  currently  no  trading  market  for  the  Registrant's securities.

     Number of shares of Common Stock, $.01 par value, outstanding as of May 12, 1996: 1,788,756.

     Documents incorporated by reference: No documents are incorporated by reference into this annual report on Form 10-KSB.

                           COGENCO INTERNATIONAL, INC.

                                   FORM 10-KSB

                                     PART I

Item 1.  Description of Business
         -----------------------

(a)  Business Development.

     Cogenco International, Inc. ("Cogenco" or the "Company") was organized under the laws of the State of Colorado on June 27, 1983, for the purpose of engaging in the cogeneration business, which is the simultaneous production of power, either mechanical or electrical, and useful thermal energy, such as steam, so that the waste heat which is a by-product of one process becomes the energy source for the other. Cogenco commenced active business operations after it completed its initial public offering of securities in February of 1985, pursuant to which the Company realized total net proceeds of approximately $1,000,000.

     Cogenco was not successful in the cogeneration business, although it completed one cogeneration facility in Arvada, Colorado, and investigated numerous other cogeneration project opportunities. Cogenco eventually depleted its financial resources and was not able to secure additional capital to continue active business operations. Cogenco ceased active business operations in early 1988. The Company has been attempting to locate a business opportunity to combine with the Company since that time.

     During the time subsequent to cessation of active business activities, Cogenco has been maintained as a validly existing Colorado corporation. Its activities have consisted primarily of the settlement of debts incurred by the Company through the date it ceased active operations and subsequently, and the maintenance of books and records to allow the Company to obtain audited financial statements for all years since inception. In addition, certain members of its management have continuously sought to locate potential business opportunities for the Company.

     Meetings of shareholders of the Company were held in February 1992 and August 1993 at which restructurings of the Company's authorized and outstanding capital were approved. Share numbers in this Report have been restated to reflect the recapitalizations approved by the Company's shareholders in February 1992 (50 for 1 reverse split) and August 1993 (10 for 1 reverse split).

     The Company in March of 1993 obtained financing from two persons who, prior to the financing, were unaffiliated with Cogenco. These persons, Neal B. Stein and Cary R. Greene (the "Investors"), have advanced $185,000 to, or for the benefit of Cogenco. Although the arrangement between the Investors and Cogenco originally contemplated the issuance of preferred stock to Messrs. Stein and Greene, together with some additional options to acquire Common Stock to the Investors and to the Company's president, David W. Brenman, this agreement was restructured in March 1993 to provide for the issuance of 1,610,000 shares of Common Stock to the Investors, and no issuance of options at that time. In addition, in February 1993 the Investors loaned the Company an additional $100,000 as a deposit on a property payment, which amount has been repaid to them, without interest. Subsequent thereto, Cogenco issued to Tower Operating Company, Inc. ("Tower") warrants to acquire 750,000 shares of Common Stock at $10.00 per share until June 30, 1998. Tower is controlled by Mr. Stein. Subsequently, the Investors sold their shares of Common Stock and Tower sold its warrants to unaffiliated entities. Thereafter, on April 23, 1996, 543,334 shares were transferred to the Company's law firm for services performed for Mr. Stein. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

     In April 1993 Cogenco entered into two letters of intent with Cody Resources, Inc., for the acquisition of interests in Williams-Cody LLC, a limited liability company engaged in the oil and gas industry, and to obtain interests in oil and gas royalties in the Arkoma Basin. Since Cogenco was unable to comply with the requirements of the letters of intent, the agreements lapsed.

(b)  Business of Issuer.

     Since the time it ceased active business operations in 1988, management of Cogenco has been actively seeking business opportunities. Several potential candidates were located between 1988 and the present time; however, no combination with any of these companies was ever completed.

General Overview
- ----------------

     On February 4, 1993, the Board of Directors of Cogenco approved a letter of intent with two previously unaffiliated persons, Messrs. Neal B. Stein and Cary
S. Greene (the "Investors"), pursuant to which the Investors would obtain control of Cogenco. Subsequent to the date of the original letter of intent, the terms of that arrangement were revised and the agreement was completed. Under the terms of the letter of intent, as effectuated, Messrs. Stein and Greene purchased 1,610,000 shares of Common Stock (approximately 93% of the total number of shares then outstanding) for an investment of $185,000. Cogenco also issued to Tower Operating Company, Inc. ("Tower") warrants to acquire 750,000 shares of Common Stock at $10.00 per share until June 30, 1998. Tower is controlled by Mr. Stein. The Investors also loaned Cogenco an additional $100,000 which was used as a deposit for interests in certain oil and gas properties, but the deposit was returned to the Investors when the property was abandoned.

     The Investors have sold 483,334 shares to David Brenman, president and a director of Cogenco, for a $52,684 promissory note, due May 1, 1994, bearing interest at 7% which has been extended to May 1, 1997. Mr. Brenman's note to the Investors is collateralized by the shares he purchased from them. In addition, Stephen Calandrella, a former director, purchased 40,000 shares from the Investors for a $4,360 promissory note on the same terms, which note has been paid. Subsequently, the Investors sold their shares of Common Stock and Tower sold its warrants to two unaffiliated entities, Beldin Investments, Inc. and Saga Investments. Beldin Investments, Inc. subsequently transferred 543,334, shares to Cogenco's counsel, Brenman Key & Bromberg, P.C., for service rendered for Mr. Stein. See "Item 11. Security Ownership of Certain Beneficial Owners and Management." Beldin Investments, Inc. owns 750,000 warrants exercisable at $10 per share until June 30, 1998.

Participation in the Oil and Gas Industry
- -----------------------------------------

         In April 1993, Cogenco entered into two letters of intent with Cody Resources, Inc. ("Cody"), a privately-held corporation located in Denver, Colorado, for acquisition of certain interests which would allow Cogenco's participation in the oil and gas industry. Both of these letters of intent were amended on May 18, 1993 and have since expired.

     Acquisition of Drilling Prospect. Cogenco entered into another letter of intent with Cody, dated April 27, 1993, for the drilling of a test well in the West Pine Prospect, Victoria County, Texas. During July 1993, the Company received $500,000 from one unaffiliated individual for the purchase of 50,000 shares of the Company's Common Stock. $200,000 of this private placement was used to fund the development drilling requirements of the West Pine Prospect in Victoria County, Texas. The balance of $200,000 was furnished by Ohio River Drilling Ltd. I (a California Limited Partnership (the "Partnership")), an affiliated party of Mr. Stein, who participated in the Company's interest. The results of the initial drilling on the West Pine Prospect were unsuccessful and resulted in a cost to the Company and the Partnership of approximately $125,000 each. Pursuant to the terms of the agreement, Cody refunded to the Company and the Partnership $150,000 of which the Company received half.

Proposed Operations
- -------------------

     Sponsorship of Partnerships and Other Methods of Acquiring Interests in Oil and Gas Properties. The Company has engaged in limited activities in the oil and gas business. Cogenco entered into letters of intent with Cody for the acquisition of interests in oil and gas properties directly and through Williams-Cody LLC, although participation in these letters of intent required a substantial amount of additional financing which was not available to the Company. Cogenco is currently investigating other opportunities in the oil and gas industry. It is likely that the Company will need a substantial amount of additional capitalization before it will be able to participate in any activities in the oil and gas industry. There is no assurance that the Company will obtain any additional capitalization.

     In addition, Cogenco may serve as the sponsor and/or general partner of programs and/or entities which will actually operate in the oil and gas business. This may take the form of limited and/or general partnerships, working interest programs, joint ventures or other methods of acquiring interests in oil and gas properties and financing the operation thereof.

Competition
- -----------

     Upon entering the oil and gas business through acquisition of interests in oil and gas properties as described above (of which, however, there can be no assurance), the Company will be in competition with numerous companies and firms which are larger, better established, have greater financial and other resources, more employees, and more extensive facilities than will the Company. The Company will therefore be at a competitive disadvantage to these other entities. The Company cannot expect to be a significant participant in the oil and gas business within the foreseeable future and will face significant competition from a substantial number of businesses and individuals who are engaged in the oil and gas business.

Government Regulation
- ---------------------

     The oil and gas business is heavily regulated by statute and regulation by various government entities, both state and federal. In addition, tax treatment of investments in oil and gas properties is constantly undergoing change at the federal level. Although management believes that despite such regulation, the oil and gas business can be profitable, and that oil and gas companies of the size anticipated for the Company can and do operate successfully in the industry, no assurance can be given that such governmental regulation may not adversely affect the Company in the future.

Employees and Consultants
- -------------------------

     The  Company's  President,  Mr.  David  Brenman,  is the only person who is actively involved in day to day operations of the Company. Management anticipates that additional employees and/or consultants will be retained as may be necessary to operate the Company. The Company believes that this arrangement is adequate to meet the needs of the Company during its process of pursuing business opportunities.

Item 2.  Description of Property
         -----------------------

     The Company currently maintains its offices at no charge in the business office of the law firm which represents it in general corporate and securities law matters. See Item 12 - "Certain Relationships and Related Transactions." The office facilities are provided to the Company pursuant to an oral agreement, and the value of such facilities is de minimis. Management believes that this arrangement will be suitable for its needs for the immediate future.

     The Company owns no real property and no material personal property.

Item 3.  Legal Proceedings
         -----------------

     The Company is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
     None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

(a)  Market Information.

     The Company's Common Stock is not eligible for listing on the NASDAQ system, and trading, if any, has been strictly limited to the over-the-counter market. The Common Stock has been quoted from time to time in the "Pink Sheets" maintained by the National Quotation Bureau, Inc. Since 1988, management believes that no established trading market has existed for the Company's Common Stock.

(b)  Holders.

     (b)(1) The approximate number of record holders of the Company's Common Stock, $.01 par value, as of May 12, 1996 was 839. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

(c)  Dividends.

     The Company has not paid a dividend with respect to its Common Stock and cannot be expected to pay a dividend on its Common Stock in the foreseeable future.

     The Company's ability to pay dividends is restricted by provisions of the Colorado Corporation Code which allow a Colorado corporation to pay dividends only from "capital surplus."

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Results of Operations

Years Ended March 31,1995 and 1996.
- -----------------------------------

     As stated above, the Company has been essentially inactive since early 1988 until the 1993 fiscal year. The Company raised $500,000 in July 1993 in consideration for the issuance of 50,000 shares of the Company's Common Stock to a non-affiliated individual. In addition, the Company began investigating investment alternatives in the oil and gas industry. As a result, during the last two fiscal years the Company achieved no operating revenues, but recognized a net loss of $(42,581) for the fiscal year ended March 31, 1995 as compared to a net loss of $(25,813) for the fiscal year ended March 31, 1996. The larger net loss during the 1995 fiscal year was due to travel expenses of $11,770 paid to the Company's president in 1995 as compared to $10,000 paid in 1996, legal and accounting fees of $32,873 in 1995 as compared to $23,700 in 1996 and administration expense of $3,533 in 1995 as compared to $920 in 1996. The Company also received reimbursement of Dry Hole costs of $2,587 in 1996. The Company is attempting to finance new business operations at the present time.

Liquidity and Capital Resources

     The Company has been without adequate funds since 1987. At the time it ceased active business operations, it was essentially out of money and has been unable to raise any substantial amounts of money since that time. The Company settled a substantial portion of its outstanding debt for shares of its stock, and for cash raised in selling its stock in private placements. In July 1993 the Company raised $500,000 from one unaffiliated investor.

Plan of Operation

     In July 1993, the Company raised $500,000 from the sale of 50,000 shares of its Common Stock. Certain persons who became control shareholders invested a total of $185,000 in shares of the Company's Common Stock in early 1993. Such individuals subsequently have sold their shares of Common Stock to two unaffiliated entities one of whom has transfered 543,334 to Brenman Key & Bromberg, P.C. for legal services performed for one of the individuals. Prior to the disposition of the shares held by these control shareholders, they had expressed their desire to have the Company consider the acquisition of interests in oil and gas properties and the entry into the oil and gas industry. As a result, the Company entered into letters of intent with Cody Resources, Inc. Since the Company was unable to meet the financial requirements of the letters of intent, the agreements terminated without additional obligations to the Company.

     The Company will continue reviewing opportunities in the oil and gas industry, however, and may propose other investments. Because the Company may need a substantial amount of capital from third parties, there can be no assurance that the Company will be able to complete any investment obligation.

     As of this date, the Company has not identified any properties to be acquired at the present time. Unless properties are acquired, the Company's available cash is expected to satisfy its cash requirements during the fiscal year ending March 31, 1997. For more information, see Item 1 - "Description of Business."

Item 7.  Financial Statements
         ---------------------

The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:


     Report of Independent Certified Public
     Accountants ............................................       F-1

     Balance Sheet - March 31, 1995 and 1996 ................       F-2

     Statement of  Operations  - For the Years Ended
       March 31, 1995 and  1996  and  Cumulative  Amounts
       from  Inception  of the Development Stage
       (July 26, 1990)through March 31, 1996 ................       F-3

     Statement of  Stockholders'  Equity  (Deficit)
       For the Period from  Inception  of the  Development
       Stage (July 26,  1990) through March 31, 1996 ........       F-4

     Statement of Cash Flows - For the Years  Ended
       March 31, 1995 and  1996  and  Cumulative  Amounts
       from  Inception  of the Development Stage
      (July 26, 1990) through March 31, 1996 ................       F-7

     Notes to Financial  Statements - For the Years Ended
       March 31, 1995 and 1996                                      F-8-12


Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

     Since inception, the Company has not filed a Form 8-K reporting a change of accountants, nor has there been any material disagreement with its accountants on any matter regarding accounting or financial disclosure.

                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance With Section 16(a) of the Exchange Act
         -------------------------------------------------

(a)  Identification of Directors and Executive Officers.

     The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

               The current sole officer and director of the Company is:

Name                               Age                Position
- ----                               ---                --------

David W. Brenman                    40          Director, President,
                                                Secretary and Treasurer

The sole director intends to appoint additional directors when appropriate.

     David W. Brenman, age 40, is currently engaged as an independent financial consultant, which he has been since 1988. From 1987 to 1988 Mr. Brenman was a vice president of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc. From 1984 to 1986 Mr. Brenman served as President of the Company and from 1984 until the present has served as a director. From 1979 until 1984, Mr. Brenman was an associate with the law firm of Brenman Raskin & Friedlob, P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law. Mr. Brenman received a B.A. degree from the University of Washington in accounting, a J.D. degree from the University of Denver, College of Law and an L.L.M. in taxation from New York University. Mr. Brenman serves on the board of directors of U. S. Energy Corp., a publicly held corporation engaged in the mining business. Mr. Brenman currently serves, and since December 1990 has served, as President and Treasurer of the Company and has served as the Company's Secretary since December 1994.

     Stephen Calandrella resigned as an officer and a director of the Company in December 1994. Albert Brenman served as a director of the Company from December 1994 until March 1995. Mr. Brenman is the father of David W. Brenman, the sole officer and director of the Company. Albert Brenman is also a principal of Brenman Key & Bromberg, P.C., a law firm which provides general corporate and securities law representation to the Company. See Part III, Item 12. "Certain Relationships and Related Transactions."

(b)  Significant Employees.

     The Company has no significant employees at the present time.

(c)  Family Relationships.

     Currently there are no family relationships among any of the Company's officers and/or directors.

(d)  Involvement in Certain Legal Proceedings.

     During the past five years, no director, executive officer, promoter or control person of the Company has:

     (1) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that date;

     (2) Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) Been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgement has not been reversed, suspended, or vacated.

(e)  Compliance with Section 16(a) of the Exchange Act.

     Not applicable.

Item 10.  Executive Compensation
          ----------------------

Cash Compensation.

     The only officer who received any compensation for services rendered to Cogenco during the last three fiscal years is its president and chief executive officer, David W. Brenman. Mr. Brenman received total cash compensation of $10,000, $-0- and $-0- for the 1994, 1995, and 1996 fiscal years, respectively. The compensation paid to Mr. Brenman in fiscal 1994 was paid to him as an independent contractor to the Company and was paid by Messrs. Stein and Greene. Mr. Brenman also received total cash reimbursements of $63,175, $11,770 and $10,000 for travel expenses incurred by him during the 1994, 1995 and 1996 fiscal years, respectively.

     Mr. Brenman has received no stock options, employee benefits, or other form of direct or indirect remuneration from the Company during the 1994, 1995 and 1996 fiscal years. Mr. Brenman is currently devoting such time as is necessary to the affairs of the Company to facilitate the reorganization of the Company as an oil and gas company. It is anticipated that Mr. Brenman may enter into an employment agreement with the Company in the future. The terms of any such arrangement or agreement have not yet been determined.

Compensation Under Plans.

     Stock Option and Bonus Plans. The Company has a stock option plan and a stock bonus plan pursuant to which the Board of Directors had the right to issue stock options and stock bonuses as compensation to qualified employees. One option was granted under the stock option plan to a director of the Company, but expired unexercised in 1990. No stock bonuses were ever granted under the stock bonus plan.

Other Compensation.

     Other  than  as  described  above,  no  other   compensation  was  paid  or
distributed to any officer or director of the Company for services rendered to the Company during the last three fiscal years.

Compensation of Directors.

     The Company does not pay its directors for their services in that capacity; however, officers and directors receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of the Company. Currently, the Company does not pay any directors fees for attendance at board meetings.

     The Company has no other arrangements pursuant to which any director of the Company was compensated during the fiscal year ended March 31, 1996 for services as a director.

Termination of Employment and Change in Control.

     The Company has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company. The Company has no plan or arrangement with respect to any such persons which will result from a change in control of the Company or a change in the individual's respon sibilities following a change in control.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of May 31, 1996, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's Common Stock.

Name and Address of             Amount and Nature of
Beneficial Owner                Beneficial Ownership          Percent of Class
- -------------------             --------------------          ----------------
David W. Brenman
1775 Sherman Street
Suite 1001
Denver, Colorado  80203              497,042 (1)(2)                    28%


Beldin Investments, Inc.
c/o Richard Green
9665 Wilshire Blvd.
Suite #410
Beverly Hills, Ca. 90212             750,000 (1)(3)                    30%

Saga Investments
c/o Peter Desjardins
Suite 1301, Arbift Tower
P.O. Box 5724
Dubai, United Arab Emirates          543,334 (1)                       31%

Brenman Key & Bromberg, P.C.
1775 Sherman Street
Suite 1001
Denver,  CO  80203                   548,184 (1)(4)                    31%

- ------------
(1)  Ownership is direct.

(2) Includes 483,334 shares which Mr. Brenman has acquired from Neal B. Stein and Cary S. Greene in exchange for a promissory note collateralized by those shares. Mr. Brenman has no warrants or options to acquire shares.

(3) Includes stock purchase warrants to acquire 750,000 shares of the Company's Common Stock exercisable at $10 per share until June 30, 1998.

(4) Includes 543,334 shares transferred to Brenman Key & Bromberg, P.C. by Beldin Investments, Inc. and 4,850 shares owned by Albert Brenman who is president, a director and shareholder of Brenman Key & Bromberg, P.C.

(b)  Security Ownership of Management.

     The following table sets forth information as of May 31, 1996, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by each person who is a director and/or executive officer of the Company, and by all officers and directors of the Company as a group.

                                                   Amount and
                     Name and Address               Nature of
 Title of             of Beneficial                Beneficial      Percent of
  Class                  Owner                       Owner           Class
- ---------            ----------------              ----------      ----------

Common              David W. Brenman               497,042 (1)        28%
Stock               1775 Sherman Street
                    Suite 1001
                    Denver, Colorado 80203

Common              Officers and                   497,042 (1)        28%
Stock               directors as a
                    group (one person)

- ---------

(1) Ownership is direct. Includes 483,334 shares which Mr. Brenman has pledged to collateralize a $52,684 promissory note he issued to the order of former control shareholders.

(c)  Changes in Control.

     In March 1993 two previously unaffiliated persons, Mr. Neil B. Stein and Mr. Cary S. Greene, acquired 1,610,000 shares of the Company's Common Stock, and sold 523,334 shares to two directors of the Company. In addition, Tower
Operating Company, Inc. ("Tower"), a company owned by Mr. Stein, acquired 750,000 stock purchase warrants to purchase 750,000 shares of the Company's Common Stock exercisable at $10 per share until June 30, 1998. Subsequently, Mr. Stein sold his 543,334 shares and Tower sold its 750,000 warrants to Beldin
Investments, Inc., an unaffiliated company of which 543,334 shares were transferred to Brenman Key & Bromberg, P.C. in April, 1996 and Mr. Greene sold his 543,334 shares to Saga Investments, an unaffiliated company. Consequently, these two unrelated entities, Saga Investments and Brenman Key & Bromberg, P.C., have the power to elect the entire Board of Directors and to take control of the Company should they choose to do so.

Item 12.   Certain Relationships and Related Transactions
           -----------------------------------------------

(a)(b)(c)  Transactions with Management and Others.

     Legal Representation. The law firm of Brenman Key & Bromberg, P.C. ("BKB") provides legal representation to the Company. A principal of BKB, Albert Brenman, is the father of David W. Brenman, the sole officer and director of the Company. BKB owns 543,334 shares of the Company's Common Stock and employees of the law firm of BKB own 46,401 shares of the Company's Common Stock. BKB is paid its standard hourly fees for representation of the Company in general corporate and securities law matters. BKB currently provides office facilities to the Company at no charge as the value of such facilities is de minimis. Prior to March 1994, Raskin & Friedlob, P.C. (formerly, Brenman Raskin & Friedlob, P.C.), a law firm of which Albert Brenman was a principal, provided legal representation to the Company at its standard hourly fees.

(d)  Transactions with Promoters.

     Not applicable.

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K.
          ----------------------------------

     (a) Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number            Description
- ------            -----------

  3.1    Articles  of  Incorporation,   as  amended,   incorporated  by
         reference from the Annual Report on Form 10-KSB for the five fiscal years ended March 31, 1992

  3.2 Bylaws, incorporated by reference from the Annual Report on Form 10-KSB for the five fiscal years ended March 31, 1992

  3.3 Articles of Amendment to the Articles of Incorporation, incorporated by reference from the Form 8-K dated August 16, 1993 filed August 26, 1993.

     (b) During the last quarter of the period covered by this report the Company filed no reports on Form 8-K.


- --------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

The Registrant has not sent to its security holders any annual report or proxy material during the last fiscal year. If such report or proxy material is furnished to security holders subsequent to the filing of this Form 10-KSB, the Registrant shall furnish copies of such material to the Commission when it is sent to security holders.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 31, 1996



                                           COGENCO INTERNATIONAL, INC.



                                           By  /s/  DAVID W. BRENMAN
                                              ----------------------------------
                                                 David W. Brenman, President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



Date:  May 31, 1996

                                         /s/  DAVID W. BRENMAN
                                        ----------------------------------------
                                        David W. Brenman, President, Principal
                                        Executive Officer, Principal
                                        Accounting Officer, Principal
                                        Financial Officer and sole Director

                           COGENCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 1995 AND 1996
                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Cogenco International, Inc.

We have audited the balance sheet of Cogenco International, Inc. (a development stage company) as of March 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (July 26, 1990) through March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogenco International, Inc. as of March 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage through March 31, 1996, in conformity with generally accepted accounting principles.



                                           /s/  CAUSEY DEMGEN & MOORE INC.
                                           -------------------------------------
                                                CAUSEY DEMGEN & MOORE INC.


Denver, Colorado
April 16, 1996

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                             MARCH 31, 1995 and 1996


                                     ASSETS
                                     ------

                                                  1995                   1996
                                               ----------             ----------

Current asset:
    Cash, interest bearing accounts            $  179,060             $  141,105
                                               ==========             ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable - related parties
        (Note 5)                              $   12,102              $     450
    Accounts payable - other                         490                      -
                                              ----------              ---------

        Total current liabilities                 12,592                    450

Contingencies (Note 2)

Stockholders' equity (Note 3):
    Preferred stock, $.01 par value;
        10,000,000 shares authorized,
        no shares issued and outstanding               -                      -
    Common stock, $.01 par value;
        50,000,000 shares authorized,
        1,788,756 shares issued and
        outstanding                               17,888                 17,888
    Additional paid-in capital                 2,054,400              2,054,400
    Accumulated deficit (including
        $562,172 deficit accumulated
        during the development stage)         (1,905,820)            (1,931,633)
                                              ----------              ----------

           Total stockholders' equity            166,468                140,655
                                              ----------             ----------

                                              $  179,060             $  141,105
                                              ==========             ==========



                             See accompanying notes.


                                     COGENCO INTERNATIONAL, INC.
                                    (A Development Stage Company)

                                       STATEMENT OF OPERATIONS

                           For the Years Ended March 31, 1995 and 1996 and
             Cumulative Amounts from Inception of the Development Stage (July 26, 1990)
                                       Through March 31, 1996

                                                                                  Cumulative
                                                                                 amounts from
                                             1995                 1996             Inception
                                           --------             --------           ---------

Revenues:
    Interest income                       $   5,595            $   6,220            $  19,133

Costs and expenses:
    Legal fees - related party
        (Note 5)                             24,547               18,654              135,397
    Consulting and travel expenses -
        related party (Note 5)               11,770               10,000              140,637
    Dry hole costs (Note 6)                       -              (2,587)              123,086
    General and administrative               11,859                5,966              182,185
                                          ---------            ---------            ---------

           Total costs and expenses          48,176               32,033              581,305
                                          ---------            ---------            ---------

               Net loss (Note 4)          $ (42,581)           $ (25,813)           $(562,172)
                                          =========            =========            =========


Net loss per common share                 $    (.02)           $    (.01)           $    (.55)
                                          =========            =========            =========


Weighted average number of common
    shares outstanding (Note 3)           1,788,756             1,788,756           1,019,232
                                          =========            ==========           =========






                                                See accompanying notes.

                                                        F-3


                                                    COGENCO INTERNATIONAL, INC.
                                                   (A Development Stage Company)


                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 1996


                                                                                                                    Total
                                                   Common stock             Additional                           stockholders'
                                                ------------------           paid-in           Accumulated         equity
                                                Shares      Amount           capital             deficit          (deficit)
                                                ------      ------          ----------         -----------      --------------

Balance at July 25, 1990                        72,415      $  724          $1,358,508         $(1,369,461)        $(10,229)

Sale of common stock to employees of
    the related law firm for cash ($.50
    per share) July 26, 1990                    13,600         136               6,664                   -            6,800

Sale of common stock to an unrelated
    entity for cash ($.50 per share)
    July 26, 1990                               12,000         120               5,880                   -            6,000

Shares of common stock issued in
    settlement of an account payable
    to the related law firm in October
    1990 ($.50 per share)                        1,985          20                973                    -              993

Net loss for the period ended
    March 31, 1991                                   -           -                  -               (11,922)        (11,922)
                                               -------     -------           ---------           ----------        --------

Balance at March 31, 1991                      100,000       1,000          1,372,025            (1,381,383)         (8,358)

Shares of common stock issued in
    settlement of an account payable to
    the related law firm ($.50 per
    share) in February 1992                     28,756         288             13,975                     -          14,263

Net loss for the year ended
    March 31, 1992                                   -           -                  -               (13,545)        (13,545)
                                             ---------     -------         ----------           -----------       ---------

Balance at March 31, 1992                      128,756       1,288          1,386,000            (1,394,928)         (7,640)

























                                                   (Continued on following page)

                                                      See accompanying notes.





                                                    COGENCO INTERNATIONAL, INC.
                                                   (A Development Stage Company)

                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 1996

                                                  (Continued from preceding page)

                                                                                                                   Total
                                                   Common stock             Additional                           stockholders'
                                                ------------------           paid-in           Accumulated         equity
                                                Shares      Amount           capital             deficit          (deficit)
                                                ------      ------          ----------         -----------      --------------


Balance at March 31, 1992                       128,756       1,288          1,386,000          (1,394,928)           (7,640)

Sale of common stock to two
    individuals for cash and
    cash payments to the Company's
    president in March 1993 ($.11
    per share) (Note 3)                       1,610,000      16,100            158,900                    -           175,000

Net loss for the year ended
    March 31, 1993                                    -           -                  -            (100,291)          (100,291)
                                              ---------     -------         ----------          -----------         ---------

Balance at March 31, 1993                     1,738,756      17,388          1,544,900          (1,495,219)            67,069

Capital contribution of two
    shareholders consisting of
    cash payment to the Company's
    president in April 1993
    (Note 3)                                          -           -             10,000                   -             10,000

Sale of stock to an individual
    for cash ($10.00 per share)
    (Note 3)                                     50,000          500           499,500                   -            500,000

Net loss for the year ended
    March 31, 1994                                    -            -                  -            (368,020)         (368,020)
                                              ---------      -------         ----------         -----------         ---------

Balance at March 31, 1994                     1,788,756       17,888          2,054,400          (1,863,239)          209,049

























                                                   (Continued on following page)

                                                      See accompanying notes.




                                                    COGENCO INTERNATIONAL, INC.
                                                   (A Development Stage Company)

                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   For the Period from Inception of the Development Stage (July 26,1990) through March 31, 1996

                                                  (Continued from preceding page)

                                                                                                                  Total
                                                   Common stock             Additional                           stockholders'
                                                ------------------           paid-in           Accumulated         equity
                                                Shares      Amount           capital             deficit          (deficit)
                                                ------      ------          ----------         -----------      --------------


Balance at March 31, 1994                      1,788,756     17,888          2,054,400          (1,863,239)         209,049

Net loss for the year ended
    March 31, 1995                                     -          -                  -             (42,581)         (42,581)
                                               ---------    -------           ----------         -----------       --------

Balance at March 31, 1995                      1,788,756     17,888          2,054,400          (1,905,820)         166,468

Net loss for the year ended
    March 31, 1996                                     -          -                  -             (25,813)         (25,813)
                                               ---------    -------         ----------         -----------         --------

Balance at March 31, 1996                      1,788,756    $17,888         $2,054,400         $(1,931,633)        $140,655
                                               =========    =======         ==========         ===========         ========


                                                      See accompanying notes.

                                                                F-6



                                                COGENCO INTERNATIONAL, INC.
                                               (A Development Stage Company)

                                                  STATEMENT OF CASH FLOWS

                                     For the Years Ended March 31, 1995 and 1996 and
                        Cumulative Amounts from Inception of the Development Stage (July 26, 1990)
                                                  Through March 31, 1996


                                                                                              Cumulative
                                                                                             amounts from
                                                           1995               1996             Inception
                                                         --------           --------         ------------
Cash flows from operating activities:
    Net loss                                             $(42,581)        $ (25,813)          $(562,172)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
           Consulting fees paid directly
               by common stock purchasers                       -                 -              50,000
           Increase (decrease)in account
               payable                                      6,029           (12,142)              5,447
                                                         --------         ---------            --------

               Net cash used in operations               (36,552)           (37,955)           (506,725)

Cash flows from financing activities:
    Proceeds from sale of common stock                          -                  -            647,800
    Short-term borrowings                                       -                  -            100,000
    Repayments of short-term borrowings                         -                  -           (100,000)
                                                        ---------          ---------           --------

        Net cash provided by financing
           activities                                           -                  -            647,800
                                                        ---------          ---------           --------

Net increase (decrease) in cash                          (36,552)           (37,955)            141,075

Cash balance at beginning of year                         215,612            179,060                 30
                                                        ---------          ---------           --------

Cash balance at end of year                             $ 179,060          $ 141,105           $141,105
                                                        =========          =========           ========


Supplemental disclosure of non-cash financing activities:

    Consulting fees paid directly
        by common stock purchasers                     $       -           $       -           $ 50,000

    Stock issued in settlement of an
        account payable to a related
        party                                          $       -           $       -           $ 15,256


                                       See accompanying notes.

                                                F-7



                                     COGENCO INTERNATIONAL, INC.
                                    (A Development Stage Company)

                                    NOTES TO FINANCIAL STATEMENTS

                                       March 31, 1995 and 1996


1.  Significant accounting policies
    -------------------------------

     Organization:

     Cogenco International, Inc. (the "Company") was incorporated in the State of Colorado on June 27, 1983 as an investment of Scientific Management Corporation, a privately owned business development company. Prior to July 26, 1990 the Company was engaged in the development of cogeneration of electricity and the sale of the electricity to end-users on site or to public utilities. The Company is currently considered to be in the development stage as more fully defined in the Financial Accounting Standards Board Statement No. 7. The Company's planned principal operations of oil and gas exploration and development have commenced but the Company has not generated significant revenues to date. The Company is currently seeking business opportunities.

     Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Loss per share:

     Net loss per common share is based on the weighted average number of shares outstanding during each period.

     Income taxes:

     The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

     Cash flows:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Concentrations of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1996, the Company's cash deposits exceeded the FDIC insurance limit of $100,000 by $41,105 at one institution.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1995 and 1996



2.  Cogeneration facilities and equipment
    -------------------------------------

     In March 1985, the Company entered into an agreement with an unrelated entity whereby the Company would design, install, operate and maintain cogeneration equipment at a swimming pool in Arvada, Colorado for a 15-year period ending in 2000.

     On January 9, 1986, the Arvada Pool facility was sold to Anjo Construction Company (Anjo), a company owned by certain officers and directors of the Company, and the Company entered into a 60 month leaseback agreement.

     The Company assigned its rights to the cogeneration facility, its rights in
     several  lawsuits  (as  a  plaintiff),   and  its  obligations   under  the
     cogeneration contract to Anjo in January 1990.

3.  Stockholders' equity
    --------------------

     Reverse stock splits:

     On February 27, 1992, the Company's shareholders authorized and approved a 1 for 50 reverse stock split. Retroactive effect has been given to the stock split in all share and per share data in the accompanying financial statements. In connection with the stock split, the shareholders also approved an Amendment to the Company's Articles of Incorporation to effect a change in the par value of both its common and preferred stock to $.01 per share, and also to increase the authorized common stock to 50,000,000 shares and the authorized preferred stock to 10,000,000 shares.

     On August 18, 1993, the Company's shareholders authorized and approved restructuring of the Company's authorized and outstanding capital, resulting in a reverse stock split of 1 for 10. Retroactive effect has been given to the stock split in all share and per share data in the accompanying financial statements. In connection with the stock split, the shareholders also approved an Amendment to the Company's Articles of Incorporation to maintain the par value of both its common and preferred stock at $.01 per share, and also to increase and maintain the authorized common stock to 50,000,000 shares and the authorized preferred stock to 10,000,000 shares.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1995 and 1996



3.  Stockholders' equity (continued)
    -------------------------------

     Stock plans:

     On July 15, 1983, the Company's Board of Directors and stockholders authorized and approved an Incentive Stock Option Plan covering up to 798 shares of the Company's common stock for employees and officers and/or directors. The Board of Directors is authorized to determine the exercise price, the exercise period, the number of shares subject to the option and the individuals to receive the options.

     The Company also has a Stock Bonus Plan which has been approved by the Board of Directors and for which 499 shares of the Company's common stock have been reserved. As of March 31, 1996, no options have been exercised and no charges to income have been made in connection with the Incentive Stock Option Plan or the Stock Bonus Plan.

     Stock issuances:

     On March 4, 1993, the Company entered into a letter of intent with two individuals, previously unrelated to the Company, pursuant to which the individuals agreed to provide funding to the Company of $175,000. The subscription price consisted of $135,000 which the Company received on March 25, 1993 plus $40,000 ($10,000 per month) paid to the Company's President discussed below.

     Originally the two individuals were to receive preferred stock and options to acquire common stock. This agreement was restructured on April 19, 1993 to provide for the issuance of 1,610,000 shares of common stock for the $175,000 subscription price (approximately $.11 per share) which common shares are deemed to be outstanding on March 31, 1993. These individuals have sold 483,334 shares to the Company's president and 40,000 shares to a former director of the Company. On May 17, 1995 one of the individuals transferred 543,334 shares to a non affiliated company and on April 2, 1996 the other individual transferred 543,334 shares to the Company's law firm for services performed for that individual.

     The two individuals agreed to advance $10,000 per month to pay the Company's President for time and services rendered in connection with the operation of the Company prior to consummation of the above transaction. The Company's President was paid $50,000 ($10,000 per month) from December 1992 through April 1993 pursuant to the letter of intent. The $50,000 was recorded as additional paid-in capital and consulting expense. The two individuals also loaned $100,000 to the Company, due upon demand with no interest and unsecured. This loan was repaid in full in March 1993.

    --------------------------------

     On July 6, 1993 the Company issued 50,000 shares of its $.01 par value common stock to a previously unrelated individual for cash consideration of $500,000, in a private offering. A portion of the proceeds of this offering ($200,000 in the aggregate) was used to fund the initial drilling requirements of an oil and gas prospect in Texas, as discussed more fully in Note 6.

     On January 15, 1994, a company owned by the two individuals purchased for $10 warrants to purchase 750,000 shares of the Company's common stock at $10 per share exercisable through June 30, 1998. These warrants were transferred to another company on May 11, 1995.

4.  Income taxes
    ------------

     No provision for income taxes is required for the years ended March 31, 1995 and 1996 or the period from inception of the development stage (July 26, 1990) through March 31, 1996 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $177,000, of which only $11,800 may be used in any one year. If not used to offset future taxable income, the carryforwards will expire as follows:

                        2003                           $ 19,000
                        2004                             36,000
                        2006                              5,000
                        2007                             14,000
                        2008                            103,000
                        2009                            368,000
                        2010                             43,000
                        2011                             26,000
                                                       --------

                                                       $614,000
                                                       ========

     As of March 31, 1996, total deferred tax assets and valuation allowance are as follows:

                                                  1995                 1996
                                                --------             --------
    Deferred tax assets resulting from
        loss carryforward                       $211,000             $221,000
    Valuation allowance                         (211,000)            (221,000)
                                                --------             --------

                                                $      -             $      -
                                                ========             ========

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1995 and 1996


5.  Related party transactions
    --------------------------

     For the years ended March 31, 1995 and 1996 and from inception of the development stage, the Company incurred legal costs of $0, $0 and $88,221, respectively, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the years ended March 31, 1995 and 1996 and from inception of the development stage, the Company incurred legal costs of $24,547, $18,654 and $47,176, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company. As of March 31, 1995 and 1996, $332 and $450, respectively, was owed to this related law firm.

     As of March 31, 1995, $11,770 was owed to the Company's president for travel related expenses incurred during the year.

6.  Dry hole costs
    --------------

     The Company entered into a letter of intent with Cody Resources, Inc., a privately-held corporation engaged in the oil and gas production industry, in April of 1993, which provided for the drilling of a test well in the West Pine Prospect, Victoria County, Texas. Pursuant to this agreement, in July of 1993 the Company prepaid drilling costs in the amount of $200,000, utilizing a portion of the proceeds of the private offering discussed in
     Note 3. An additional $200,000 was prepaid by a limited partnership affiliated with a principal shareholder of the Company. The results of the initial drilling were unsuccessful. The Company's share of the related dry hole costs amounted to $123,086. Unexpended prepaid drilling costs were refunded according to the terms of the agreement, in the aggregate amount of $150,000, of which the Company retained half ($75,000) and the balance was repaid to the drilling participant in August of 1993.