Form 10QSB
period 1996-06-30
COGENCO INTERNATIONAL INC
filed 1996-08-12
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB




 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- ----       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------   ---------------------------

Commission file number: 2-87052-D
                        ----------

                           Cogenco International, Inc.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Colorado                                         84-0914754
- -------------------------------                 ----------------------------
(State or other jurisdiction of                 (IRS Employer Identification
 incorporation or organization)                             Number)

                Suite 1001, 1775 Sherman Street, Denver, Colorado
                -------------------------------------------------
                  80203 (Address of principal executive offices
                                  and Zip Code)

                                  (303)894-0234
                          -----------------------------
                         (Registrant's telephone number)

                                       N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes X    No
                                      ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 1996 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)

                                     INDEX
                                     -----

                                                                     Page No.
                                                                     --------
PART I.           FINANCIAL INFORMATION
- -------           ---------------------

Balance Sheet - June 30, 1996 and March 31, 1996
    (unaudited)                                                         1

Statement of Operations - For the Three Months Ended
    June 30, 1995 and 1996 and Cumulative
    Amounts from Inception of the Development Stage
    (July 26, 1990) through June 30, 1996 (unaudited)                   2

Statement of Stockholders' Equity (Deficit) - For the
    Three Months ended June 30, 1996 (unaudited)                        3

Statement of Cash Flows - For the Three  Months ended
    June 30, 1995 and 1996 and Cumulative Amounts from
    Inception of the Development Stage (July 26, 1990)
    through June 30, 1996 (unaudited)                                   4

Notes to Unaudited Financial Statements                                 5

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 6

PART II.          OTHER INFORMATION
- --------          -----------------

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                        June 30, 1996 and March 31, 1996
                                   (Unaudited)


                                                  ASSETS
                                                  ------

                                                                 March 31,               June 30,
                                                                   1996                    1996
                                                                 ---------               --------

    Cash, including interest bearing
        accounts of $141,105 (March 31 1996)
        and $136,921 (June 30, 1996)                            $  141,105             $  137,040
                                                                ==========             ==========



                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                         ------------------------------------

Current liabilities:
    Accounts payable - related parties
        (Note 3)                                                 $      450             $      598
    Accounts payable - other                                              -                  1,082
                                                                 ----------             ----------

        Total current liabilities                                       450                  1,680

Stockholders' equity:
    Preferred stock, $.01 par value;
        10,000,000 shares authorized,
        no shares issued and outstanding                                                         -
    Common stock, $.01 par value;
        50,000,000 shares authorized,
        1,788,756 shares issued and
        outstanding                                                   17,888                 17,888
    Additional paid-in capital                                     2,054,400              2,054,400
    Accumulated deficit (including
        $567,467 deficit accumulated
        during the development stage
        at June 30, 1996)                                         (1,931,633)            (1,936,928)
                                                                  ----------             ----------

           Total stockholders' equity                                140,655                135,360
                                                                  ----------             ----------

                                                                  $  141,105             $  137,040
                                                                  ==========             ==========












                                                See accompanying notes.

                                                           1

                                              COGENCO INTERNATIONAL, INC.
                                             (A Development Stage Company)

                                                STATEMENT OF OPERATIONS

                                For the Three  Months  ended  June 30,  1995 and
                              1996 and Cumulative Amounts from Inception of the Development Stage
                                         (July 26, 1990) through June 30, 1996
                                                      (Unaudited)

                                                           Three months
                                                          ended June 30,                   Cumulative
                                                          --------------                  amounts from
                                                    1995                 1996               Inception
                                                  --------             --------             ---------

Revenues:
    Interest income                            $    1,664           $    1,331              $  20,464

Costs and expenses:
    Legal fees - related party
        (Note 3)                                    7,628                3,325                138,722
    Consulting and travel expenses -
        related party                                   -                    -                140,637
    Dry hole costs (recovery)                     (2,587)                    -                123,086
    General and administrative                      3,226                3,301                185,486
                                                ---------            ---------              ---------

           Total costs and expenses                 8,267                6,626                587,931
                                                ---------            ---------              ---------

               Net loss (Note 2)               $  (6,603)           $  (5,295)              $(567,467)
                                               =========            =========               =========


Net loss per common share                       $        *            $       *             $    (.54)
                                                ==========            =========             =========


Weighted average number of common
    shares outstanding                          1,788,756             1,788,756              1,051,206
                                                =========            ==========              =========




*   Less than $.01 per share





















                                                     See accompanying notes.

                                                               2



                                                   COGENCO INTERNATIONAL, INC.
                                                  (A Development Stage Company)

                                                STATEMENT OF STOCKHOLDERS' EQUITY

                                            For the Three Months Ended June 30, 1996
                                                           (Unaudited)


                                          Common stock                   Additional                                     Total
                                   ----------------------------            paid-in            Accumulated           stockholders'
                                     Shares             Amount              capital              deficit                 equity
                                   ----------           ------           -----------          ------------          --------------
Balance at March 31, 1996           1,788,756           $17,888           $2,054,400          $(1,931,633)             $140,655

Net loss for the three months
    ended June 30, 1996                     -                 -                    -               (5,295)               (5,295)
                                    ---------           -------           ----------          -----------              --------

Balance at June 30, 1996            1,788,756           $17,888           $2,054,400          $(1,936,928)             $135,360
                                    =========           =======           ==========          ===========              ========
















                                                     See accompanying notes.





                                                   COGENCO INTERNATIONAL, INC.
                                                  (A Development Stage Company)

                                                     STATEMENT OF CASH FLOWS

                                     For the Three Months Ended June 30, 1995 and 1996 and
                                   Cumulative Amounts from Inception of the Development Stage
                                              (July 26, 1990) Through June 30, 1996
                                                           (Unaudited)

                                                            Three months
                                                           ended June 30,                Cumulative
                                                           --------------                amounts from
                                                      1995               1996             Inception
                                                    --------            -------           ---------

Cash flows from operating activities:
    Net loss                                       $ (6,603)         $  (5,295)           $(567,467)
    Consulting fees paid directly by
        common stock purchases                             -                  -               50,000
    Increase (decrease)in accounts
        payable                                      (9,314)              1,230                6,677
                                                   --------           ---------             --------

        Net cash used in operations                 (15,917)            (4,065)            (510,790)

Cash flows from financing activities:
    Proceeds from sale of common stock                     -                  -              647,800
    Short-term borrowings                                  -                  -              100,000
    Repayments of short-term borrowings                    -                  -            (100,000)
                                                    --------          ---------            --------

    Net cash provided by financing
        activities                                         -                  -              647,800
                                                    --------          ---------             --------

Net increase (decrease) in cash                     (15,917)            (4,065)              137,010

Cash and cash equivalents at
    beginning of period                              179,060            141,105                   30
                                                   ---------          ---------             --------

Cash and cash equivalents at
    end of period                                  $ 163,143          $ 137,040             $137,040
                                                   =========          =========             ========

















                                                     See accompanying notes.

                                                               4

                           COGENCO INTERNATIONAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1996
1.     Basis of presentation
       ---------------------

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1996 and June 30, 1996, and the results of operations and cash flows for the periods ended June 30, 1995 and 1996.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1996, the Company's cash deposits exceeded the FDIC insurance limit of $100,000, by $41,105 at the one institution and at June 30, 1996 by $37,040.

2.     Income taxes
       ------------

No provision for income taxes is required at June 30, 1995 or 1996 because, in management's opinion, the effective tax rate for the years will be zero.

As of March 31, 1996 and June 30, 1996, total deferred tax assets and valuation allowance are as follows:

                                               March 31,          June 30,
                                                 1996               1996
                                               ---------         ---------
    Deferred tax assets resulting from
       loss carryforward                       $221,000          $223,000
    Valuation allowance                        (221,000)         (223,000)
                                               --------          --------

                                               $      -          $      -
                                               --------          --------

3.     Related party transactions
       --------------------------

For the period from inception of the development stage to June 30, 1996, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

For the three months ended June 30, 1995 and 1996 and from inception of the development stage, the Company incurred legal costs of $7,628, $3,325 and $50,501, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company. As of June 30, 1996, $598 was owed to this related law firm.

                           COGENCO INTERNATIONAL, INC.


Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

              Material Changes in Financial Condition
              ---------------------------------------

               At June 30, 1996, the Company had working capital of $135,360 as compared to working capital of $140,655 on March 31, 1996. The decrease is attributable primarily to a net operating loss for the three month period of $5,295. This was caused principally by costs and expenses consisting of legal fees of $3,325, accounting fees of $2,598, miscellaneous expenses of $703 with minimal offsetting interest and miscellaneous income of $1,331. No charges have been made for management of the Company for the three month period ended June 30, 1996 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire

               Material Changes in Results of Operations
               -----------------------------------------

               The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

                                     PART II

Item 6.        Exhibits and Reports on Form 8-K.
               ---------------------------------

       A.      Exhibits

               None

       B.      Reports on Form 8-K

               During the three months ended June 30, 1996, the Company filed no reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     August 6, 1996                         /s/ David W. Brenman
                                                 -------------------------------
                                                 David W. Brenman, President