Form 10QSB
period 1996-09-30
COGENCO INTERNATIONAL INC
filed 1996-11-04
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                             FORM 10-QSB




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                 OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------       -------------------

Commission file number: 2-87052-D
                        ----------

                           Cogenco International, Inc.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Colorado                                  84-0914754
 ------------------------------           ---------------------------
(State or other jurisdiction of           (IRS Employer Identification
 incorporation or organization)                      Number)

             Suite 1001, 1775 Sherman Street, Denver, Colorado 80203
             ------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                  (303)894-0234
                          -----------------------------
                         (Registrant's telephone number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  X    No
                                      -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of October 10, 1996 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                      INDEX
                                      -----


                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

Balance Sheet - September 30, 1996 and March 31, 1996
  (unaudited)                                                             1

Statement of Operations - For the Three Months Ended
  September 30, 1995 and 1996 (unaudited)                                 2

Statement of Operations - For the Six Months Ended
  September 30, 1995 and 1996 and Cumulative
  Amounts from Inception of the Development Stage
  (July 26, 1990) through September 30, 1996 (unaudited)                  3

Statement of Stockholders' Equity - For the
  Six Months ended September 30, 1996 (unaudited)                         4

Statement of Cash Flows - For the Six Months ended
  September 30, 1995 and 1996 and Cumulative
  Amounts from Inception of the Development Stage
  (July 26, 1990) through September 30, 1996 (unaudited)                  5

Notes to Unaudited Financial Statements                                   6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     7

PART II.  OTHER INFORMATION
--------  -----------------

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      September 30, 1996 and March 31, 1996
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                     March 31,    September
                                                       1996       30, 1996
                                                    ----------   ----------
Current asset:
  Cash, including interest bearing
    accounts of $141,105 (March 31 1996)
    and $134,407 (September 30, 1996)               $  141,105   $  134,442
                                                    ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable - related parties
    (Note 3)                                        $      450   $      108
  Accounts payable - other                                   -           71
                                                    ----------   ----------
    Total current liabilities                              450          179

Stockholders' equity:
  Preferred stock, $.01 par value;
    10,000,000 shares authorized,
    no shares issued and outstanding                                      -
  Common stock, $.01 par value;
    50,000,000 shares authorized,
    1,788,756 shares issued and
    outstanding                                         17,888       17,888
  Additional paid-in capital                         2,054,400    2,054,400
  Accumulated deficit (including
    $568,564 deficit accumulated
    during the development stage
    at September 30, 1996)                          (1,931,633)  (1,938,025)
                                                    ----------   ----------
      Total stockholders' equity                       140,655      134,263
                                                    ----------   ----------
                                                    $  141,105   $  134,442
                                                    ==========   ==========
                       See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

             For the Three Months Ended September 30, 1995 and 1996
                                   (Unaudited)

                                                    1995           1996
                                                 ----------     ----------
Revenues:
  Interest income                                $   1,609       $   1,186

Costs and expenses:
  Legal fees - related party
    (Note 3)                                         2,118           1,353
  General and administrative                         1,000             930
                                                 ---------       ---------
      Total costs and expenses                       3,118           2,283
                                                 ---------       ---------
        Net loss (Note 2)                        $  (1,509)      $  (1,097)
                                                 =========       =========

Net loss per common share                        $       *       $       *
                                                 =========       =========

Weighted average number of common
  shares outstanding                             1,788,756       1,788,756
                                                 =========       =========



* Less than $.01 per share


                        See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

            For the Six Months Ended September 30, 1995 and 1996 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990)
                           Through September 30, 1996
                                   (Unaudited)


                                              Six Months Ended
                                                September 30,      Cumulative
                                           ----------------------  amounts from
                                              1995        1996      Inception
                                           ---------   ----------  ------------
Revenues:
  Interest income                          $   3,273   $   2,517      $  21,650

Costs and expenses:
  Legal fees - related party
    (Note 3)                                   9,746       4,678        140,075
  Consulting and travel expenses -
    related party                                  -           -        140,637
  Dry hole costs (recovery)                   (2,587)          -        123,086
  General and administrative                   4,226       4,231        186,416
                                           ---------   ---------      ---------
      Total costs and expenses                11,385       8,909        590,214
                                           ---------   ---------      ---------
        Net loss (Note 2)                  $  (8,112)  $  (6,392)     $(568,564)
                                           =========   =========      =========

Net loss per common share                  $       *   $       *      $    (.53)
                                           =========   =========      =========
Weighted average number of common
  shares outstanding                       1,788,756   1,788,756      1,081,257
                                           =========   =========      =========



* Less than $.01 per share

                         See accompanying notes.

                                  COGENCO INTERNATIONAL, INC.
                                 (A Development Stage Company)

                               STATEMENT OF STOCKHOLDERS' EQUITY

                          For the Six Months Ended September 30, 1996
                                         (Unaudited)


                                   Common stock      Additional                   Total
                              -------------------     paid-in    Accumulated    stockholders'
                                Shares     Amount     capital      deficit         equity
                              --------   ---------  -----------  -----------    -------------

Balance at March 31, 1996     1,788,756   $17,888   $2,054,400  $(1,931,633)   $  140,655

Net loss for the six months
  ended September 30, 1996            -         -            -       (6,392)       (6,392)
                              ---------   -------   ----------  -----------    ----------
Balance at September 30, 1996 1,788,756   $17,888   $2,054,400  $(1,938,025)   $  134,263
                              =========   =======   ==========  ===========    ==========

                                    See accompanying notes.



                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

            For the Six Months Ended September 30, 1995 and 1996 and
           Cumulative Amounts from Inception of the Development Stage
                   (July 26, 1990) Through September 30, 1996
                                   (Unaudited)


                                               Six Months Ended
                                                September 30,        Cumulative
                                               -----------------    amounts from
                                                   1995    1996      Inception
                                               ---------  --------  ------------

Cash flows from operating activities:
  Net loss                                      $ (8,112) $  (6,392)  $(568,564)
  Consulting fees paid directly by
    common stock purchases                             -          -      50,000
  Increase (decrease)in accounts
    payable                                      (12,592)      (271)      5,176
                                                --------  ---------   ---------
    Net cash used in operations                  (20,704)    (6,663)   (513,388)

Cash flows from financing activities:
  Proceeds from sale of common stock                   -          -     647,800
  Short-term borrowings                                -          -     100,000
  Repayments of short-term borrowings                  -          -    (100,000)
                                                 -------   --------   ---------
  Net cash provided by financing
    activities                                         -          -     647,800
                                                 -------   --------   ---------
Net increase (decrease) in cash                  (20,704)    (6,663)    134,412

Cash and cash equivalents at
  beginning of period                            179,060    141,105          30
                                                --------  ---------    --------
Cash and cash equivalents at
  end of period                                 $158,356  $ 134,442    $134,442
                                                ========  =========    ========
                         See accompanying notes.

                           COGENCO INTERNATIONAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1996

1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1996 and September 30, 1996, and the results of operations and cash flows for the periods ended September 30, 1995 and 1996.

     Concentrations of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1996 and September 30, 1996, the Company's cash deposits exceeded the FDIC insurance limit of $100,000 by $41,105 and $34,442, respectively.

2.   Income taxes
     ------------

     No provision for income taxes is required at September 30, 1995 or 1996 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 1996 and September 30, 1996, total deferred tax assets and valuation allowance are as follows:

                                                  March 31,   September 30,
                                                    1996         1996
                                                  ---------   -------------
    Deferred tax assets resulting
      from loss carryforward                      $221,000      $223,000
    Valuation allowance                           (221,000)     (223,000)
                                                  --------      --------
                                                  $      -      $      -
                                                  ========      ========
3.   Related party transactions
     --------------------------

     For the period from inception of the development stage to September 30, 1996, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the six months ended September 30, 1995 and 1996 and from inception of the development stage, the Company incurred legal costs of $9,746, $4,678 and $51,854, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company. As of September 30, 1996, $108 was owed to this related law firm.

                           COGENCO INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations
        ------------------------------------------------------------------------

     Material Changes in Financial Condition
     ---------------------------------------

     At September 30, 1996, the Company had working capital of $134,263 as compared to working capital of $140,655 on March 31, 1996. The decrease is attributable primarily to a net operating loss for the six month period of $6,392. This was caused principally by costs and expenses consisting of legal fees of $4,678, accounting fees of $3,225, miscellaneous expenses of $1,006 with minimal offsetting interest and miscellaneous income of $2,517. No charges have been made for management of the Company for the six month period ended September 30, 1996 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire

     Material Changes in Results of Operations
     -----------------------------------------

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

                                     PART II

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

      A.  Exhibits

          None

      B.  Reports on Form 8-K

     During the three months ended September 30, 1996, the Company filed no reports on Form 8-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date: November 4, 1996                    /s/ David W. Brenman
                                           ------------------------------------
                                           David W. Brenman, President