Form 10QSB
period 1996-12-31
COGENCO INTERNATIONAL INC
filed 1997-02-13
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB




 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 0R 15 (d) OF THE
----              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                ------------      ------------

Commission file number: 2-87052-D
                        ---------

                           Cogenco International, Inc.
               ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Colorado                                          84-0914754
-------------------------------                    ---------------------------
(State or other jurisdiction of                   (IRS Employer Identification
 incorporation or organization)                              Number)

             Suite 1001, 1775 Sherman Street, Denver, Colorado 80203
             -------------------------------------------------------
             (Address of principal executive offices and Zip Code)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 1997 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX
                                      -----


                                                                      Page No.
                                                                      --------

PART I.           FINANCIAL INFORMATION

Balance Sheet - March 31, 1996 and December 31, 1996
    (unaudited)                                                           1

Statement of Operations - For the Three Months Ended
    December 31, 1995 and 1996 (unaudited)                                2

Statement of Operations - For the Nine Months Ended
    December 31, 1995 and 1996 and Cumulative Amounts
    From the Inception of the Development Stage (July
    26, 1990) through December 31, 1996 (unaudited)                       3

Statement of Stockholders' Equity - For the Nine Months
    ended December 31, 1996 (unaudited)                                   4

Statement of Cash  Flows - For the  Nine  Months  ended
    December  31,  1995 and December 31, 1996 and
    Cumulative  Amounts from Inception of the  Development
    Stage(July 26, 1990) through December 31, 1996 (unaudited)            5

Notes to Unaudited Financial Statements                                   6

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   7

PART II.          OTHER INFORMATION

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)




                                  BALANCE SHEET

                      March 31, 1996 and December 31, 1996
                                   (Unaudited)


                                     ASSETS

                                                              March 31,            December
                                                                1996               31, 1996
                                                             ----------           ---------
Current assets:
    Cash, including interest bearing
        accounts of $141,105 (March 31, 1996)
        and $125,761 (December 31, 1996)                     $  141,105           $  125,761
    Interest receivable                                               -                1,202
                                                             ----------           ----------

        Total current assets                                    141,105              126,963

Computer equipment                                                    -                3,572
                                                             ----------           ----------

                                                             $  141,105           $  130,535
                                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable - related parties
        (Note 3)                                             $      450           $       25
    Accounts payable - other                                          -                  787
                                                             ----------           ----------

        Total current liabilities                                   450                  812

Stockholders' equity:
    Preferred stock, $.01 par value;
        10,000,000 shares authorized,
        no shares issued and outstanding                              -                    -
    Common stock, $.01 par value;
        50,000,000 shares authorized,
        1,788,756 shares issued and
        outstanding                                              17,888               17,888
    Additional paid-in capital                                2,054,400            2,054,400
    Accumulated deficit (including
        $573,104 deficit accumulated
        during the development stage
        at December 31, 1996)                               (1,931,633)          (1,942,565)
                                                            ----------           ----------

           Total stockholders' equity                           140,655              129,723
                                                             ----------           ----------

                                                             $  141,105           $  130,535
                                                             ==========           ==========


                             See accompanying notes.

                                       1


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)




                             STATEMENT OF OPERATIONS

       For the Three Months Ended December 31, 1995 and December 31, 1996
                                   (Unaudited)


                                                            Three Months Ended
                                                                December 31,
                                                          1995               1996
                                                        --------           ------
Revenues:
    Interest Income                                    $   1,505          $   1,202

Costs and Expenses:
    Legal fees - related party
        (Note 3)                                           1,291                599
    Consulting and travel expenses -
        related party                                     10,000              4,227
    General and administrative                               577                916
                                                       ---------          ---------

           Total costs and expenses                       11,868              5,742
                                                       ---------          ---------

               Net income (loss) (Note 2)              $ (10,363)         $  (4,540)
                                                       =========          =========

Net income (loss) per common share                     $    (.01)                 *
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

                                        2

                                              COGENCO INTERNATIONAL, INC.
                                             (A Development Stage Company)

                                                STATEMENT OF OPERATIONS

                        For the Nine Months Ended December 31, 1995 and December 31, 1996 and
                              Cumulative Amounts from Inception of the Development Stage
                                       (July 26, 1990) Through December 31, 1996
                                                      (Unaudited)

                                                                  Nine Months Ended             Cumulative
                                                                      December 31,              amounts from
                                                              1995                1996            inception
                                                            --------            --------          ---------
Revenues:
    Interest Income                                        $   4,778           $   3,719          $  22,852

Costs and Expenses:
    Legal fees - related party
        (Note 3)                                              11,037               5,277            140,674
    Consulting and travel expenses -
        related party                                         10,000               4,227            144,864
    Dry hole costs (recovery)                                (2,587)                   -            123,086
    General and administrative                                 4,803               5,147            187,332
                                                           ---------           ---------          ---------

           Total costs and expenses                           23,253              14,651            595,956
                                                           ---------           ---------          ---------

               Net income (loss) (Note 2)                  $ (18,475)          $ (10,932)         $(573,104)
                                                           =========           =========          =========

Net income (loss) per common share                         $    (.01)          $    (.01)         $    (.52)
                                                           =========            =========         =========

Weighted average number of common
    shares outstanding                                     1,788,756           1,788,756          1,108,955
                                                           =========           =========          =========




*  Less than $.01 per share


                                                See accompanying notes.

                                                         3

                                                COGENCO INTERNATIONAL, INC.
                                               (A Development Stage Company)

                                             STATEMENT OF STOCKHOLDERS' EQUITY

                                        For the Nine Months Ended December 31, 1996
                                                        (Unaudited)



                                                   Common stock             Additional                              Total
                                             -----------------------          paid-in          Accumulated       stockholders'
                                              Shares          Amount          capital            deficit            equity
                                              ------          ------        ----------        ------------       -------------

Balance at March 31, 1996                    1,788,756       $17,888        $2,054,400        $(1,931,633)          $140,655

Net loss for the nine months
    ended December 31, 1996                          -             -                 -            (10,932)          (10,932)
                                             ---------       -------        ----------        -----------          --------

Balance at December 31, 1996                 1,788,756       $17,888        $2,054,400        $(1,942,565)          $129,723
                                             =========       =======        ==========        ===========           ========


                                                  See accompanying notes.

                                                           4

                                          COGENCO INTERNATIONAL, INC.
                                        (A Development Stage Company)

                                          STATEMENT OF CASH FLOWS

                          For the  Nine  Months  Ended  December  31,  1995  and
                        December 31, 1996 and Cumulative  Amounts from Inception
                                of the Development Stage (July 26, 1990)
                                        Through December 31, 1996
                                                (Unaudited)

                                                           Nine Months Ended                Cumulative
                                                              December 31,                amounts from
                                                        1995               1996             Inception
                                                      --------            -------           ---------
Cash flows from operating activities:
    Net loss                                         $(18,475)         $ (10,932)           $(573,104)
    Consulting fees paid directly by
        common stock purchases                               -                  -               50,000
    Increase in interest receivable                          -            (1,202)              (1,202)
    Increase (decrease) in accounts
        payable                                       (10,959)                362                5,809
                                                    ---------           ---------            ---------

        Net cash used in operations                   (29,434)           (11,772)            (518,497)

Cash flows from investing activities:
    Acquisition of equipment                                 -            (3,572)              (3,572)
                                                     ---------         ---------            ---------

    Net cash used in investing
        activities                                           -            (3,572)              (3,572)

Cash flows from financing activities:
    Proceeds from sale of common stock                       -                  -              647,800
    Short-term borrowings                                    -                  -              100,000
    Repayments of short-term borrowings                      -                  -            (100,000)
                                                     ---------          ---------           ---------

    Net cash provided by financing
        activities                                           -                  -              647,800
                                                     ---------          ---------            ---------

Net increase (decrease) in cash                       (29,434)           (15,344)              125,731

Cash and cash equivalents at
    beginning of period                                179,060            141,105                   30
                                                     ---------          ---------            ---------

Cash and cash equivalents at
    end of period                                    $ 149,626          $ 125,761            $ 125,761
                                                     =========          =========            =========

                                               See accompanying notes.
                                                          5



                           COGENCO INTERNATIONAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                December 31, 1996


1. Basis of presentation
------------------------

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1996 and December 31, 1996, and the results of operations and cash flows for the periods ended December 31, 1995 and 1996.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At March 31,
1996, and December 31, 1996, the Company's cash deposits exceeded the FDIC insurance limit of $100,000, by $41,105 and $25,761, respectively.

2. Income taxes
---------------

No provision for income taxes is required at December 31, 1995 or 1996 because, in management's opinion, the effective tax rate for the years will be zero.

As of March 31, 1996 and December 31, 1996, total deferred tax assets and valuation allowance are as follows:

                                                   March 31,          December
                                                     1996            31, 1996
                                                   ---------         ---------
    Deferred tax assets resulting from
       loss carryforward                           $221,000          $225,000
    Valuation allowance                            (221,000)         (225,000)
                                                   --------          --------

                                                   $      -          $      -
                                                   ========          ========


3. Related party transactions
-----------------------------

For the period from inception of the development stage to December 31, 1996, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

For the nine months ended December 31, 1995 and 1996 and from inception of the development stage, the Company incurred legal costs of $11,037, $5,277 and $52,453, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company. As of December 31, 1996, $25 was owed to this related law firm.

                           COGENCO INTERNATIONAL, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

       Material Changes in Financial Condition
       ---------------------------------------

       At December 31, 1996, the Company had working capital of $126,151 as compared to working capital of $140,655 on March 31, 1996. The decrease is attributable primarily to a net operating loss for the nine month period of $10,932. This was caused principally by costs and expenses consisting of legal fees of $5,277, travel expenses of $4,227, accounting fees of $3,841, miscellaneous expenses of $1,306 with minimal offsetting interest and miscellaneous income of $3,719. No charges have been made for management of the Company for the three month period ended December 31, 1996 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire .

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

                                     PART II

Item 6.        Exhibits and Reports on Form 8-K.

       A.      Exhibits

               None

       B.      Reports on Form 8-K

               During the three months ended December 31, 1996, the Company filed no reports on Form 8-K.

                           COGENCO INTERNATIONAL, INC.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     February 12, 1997                        /s/ David W. Brenman
                                                   ----------------------------
                                                   David W. Brenman, President