Form 10KSB40
period 1997-03-31
COGENCO INTERNATIONAL INC
filed 1997-06-24
CIK 730729

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended:  March 31, 1997

                           OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                                ------------    -----------
                        Commission file number: 2-87052-D

                           COGENCO INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                              84-0914754
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             Mellon Financial Center
                         Suite 1001, 1775 Sherman Street
                                Denver, Colorado                  80203
                     ---------------------------------------    ----------
                    (Address of principal executive offices)    (Zip Code)

                    Issuer's telephone number: (303) 894-0234

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
                 ---     ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      Issuer's revenues for its most recent fiscal year: $4,781.

      Aggregate market value of voting stock held by non-affiliates as of May 15, 1997: $-0-. There is currently no trading market for the Registrant's securities.

      Number of shares of Common Stock, $.01 par value, outstanding as of May 15, 1997: 1,788,756.

      Documents incorporated by reference: See Part IV, Item 13 - "Exhibits and Reports on Form 8-K" for a listing of documents incorporated by reference into this annual report on Form 10-KSB.

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

      The Company has engaged in limited activities in the oil and gas business but has been hampered in its efforts due to its lack of capital. It is likely that the Company will need a substantial amount of additional capitalization before it will be able to participate in any activities in the oil and gas industry. There is no assurance that the Company will obtain any additional capitalization.

      In addition, Cogenco may serve as the sponsor and/or general partner of programs and/or entities which will actually operate in the oil and gas business. This may take the form of limited and/or general partnerships, working interest programs, joint ventures or other methods of acquiring interests in oil and gas properties and financing the operation thereof.

Competition
-----------

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

Government Regulation
---------------------

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

Employees and Consultants
-------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

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

(b)    HOLDERS.

      (b)(1) The approximate number of record holders of the Company's Common Stock, $.01 par value, as of May 15, 1997 was 841. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

(c)   DIVIDENDS.

      The Company has not paid a dividend with respect to its Common Stock and cannot be expected to pay a dividend on its Common Stock in the foreseeable future.

      The Company's ability to pay dividends is restricted by provisions of the Colorado Business Corporation Act which provides that a Colorado corporation may only pay dividends if, after giving effect to the dividend, the corporation would be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

RESULTS OF OPERATIONS

Years Ended March 31,1996 and 1997.
----------------------------------

      As stated above, the Company has been essentially inactive since early 1988 until the 1993 fiscal year. The Company raised $500,000 in July 1993 in consideration for the issuance of 50,000 shares of the Company's Common Stock to a non-affiliated individual. In addition, the Company began investigating investment alternatives in the oil and gas industry. As a result, during the last two fiscal years the Company achieved no operating revenues, but recognized a net loss of $(25,813) for the fiscal year ended March 31, 1996 as compared to a net loss of $(12,021) for the fiscal year ended March 31, 1997. The larger net loss during the 1996 fiscal year was due to travel expenses of $10,000 paid to the Company's President in 1996 as compared to $4,228 paid in 1997, legal fees of $18,654 in 1996 and $5,863 in 1997, and general and administrative of $5,966 in 1996 and $6,074 in 1997. The Company also received reimbursement of Dry Hole costs of $2,587 in 1996. The Company is attempting to finance new business operations at the present time.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has been without adequate funds since 1987. At the time it ceased active business operations, it was essentially out of money and has been unable to raise any substantial amounts of money since that time. The Company settled a substantial portion of its outstanding debt for shares of its stock, and for cash raised in selling its stock in private placements. In July 1993, the Company raised $500,000 from one unaffiliated investor.

PLAN OF OPERATION

      In July 1993, the Company raised $500,000 from the sale of 50,000 shares of its Common Stock. Certain persons who became control shareholders invested a total of $185,000 in shares of the Company's Common Stock in early 1993. Such individuals subsequently have sold their shares of Common Stock to two unaffiliated entities, one of whom has transferred 543,334 to Brenman Bromberg & Tenenbaum, P. C. (formerly Brenman Key & Bromberg, P.C.) for legal services performed for one of the individuals. Prior to the disposition of the shares held by these control shareholders, they had expressed their desire to have the Company consider the acquisition of interests in oil and gas properties and the entry into the oil and gas industry. As a result, the Company entered into letters of intent with Cody Resources, Inc. Since the Company was unable to meet the financial requirements of the letters of intent, the agreements terminated without additional obligations to the Company.

      The Company will continue reviewing opportunities in the oil and gas industry, however, and may propose other investments. Because the Company may need a substantial amount of capital from third parties, there can be no assurance that the Company will be able to complete any investment obligation.

      As of this date, the Company has not identified any properties to be acquired at the present time. Until properties are acquired, the Company's available cash is expected to satisfy its cash requirements during the fiscal year ending March 31, 1998. For more information, see Item 1 "Description of Business."

Item 7.   FINANCIAL STATEMENTS

The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:


         Report of Independent Certified Public
         Accountants.......................................................  F-1

         Balance Sheet - March 31, 1996 and 1997...........................  F-2

         Statement of  Operations  - For the Years Ended March 31, 1996
           and 1997 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990)
           through March 31, 1997..........................................  F-3

         Statement of Stockholders' Equity (Deficit) -
           For the Period from Inception of the Development
           Stage (July 26, 1990) through March 31, 1997....................  F-4

         Statement of Cash Flows - For the Years
           Ended March 31, 1996 and 1997 and
           Cumulative Amounts from Inception of
           the Development Stage (July 26, 1990) through
           March 31, 1997..................................................  F-7

         Notes to Financial Statements - For the
           Years Ended March 31, 1996 and 1997 ............................  F-8


ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

      Since  inception,  the Company has not filed a Form 8-K reporting a change
of  accountants,   nor  has  there  been  any  material  disagreement  with  its accountants on any matter regarding accounting or financial disclosure.

                                    PART III


ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS AND  CONTROL PERSONS; COM-
          ----------------------------------------------------------------------
          PLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          ----------------------------------------------

(a)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

      The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

      The current sole officer and director of the Company is:

Name                              Age         Position
----                              ---         --------

David W. Brenman                  41          Director, President, Secretary and
                                              Treasurer

The sole director intends to appoint additional directors when appropriate.

      DAVID W. BRENMAN, age 41, is currently engaged as an independent financial consultant, which he has been since 1988. From 1987 to 1988 Mr. Brenman was a vice president of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc. From 1984 to 1986 Mr. Brenman served as President of the Company and from 1984 until the present has served as a director. From 1979 until 1984, Mr. Brenman was an associate with the law firm of Brenman Raskin & Friedlob, P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law. Mr. Brenman received a B.A. degree from the University of Washington in accounting, a J.D. degree from the University of Denver, College of Law and an L.L.M. in taxation from New York University. Mr. Brenman serves on the board of directors of U. S. Energy Corp., a publicly held corporation engaged in the mining business. Mr. Brenman currently serves, and since December 1990 has served, as President and Treasurer of the Company and has served as the Company's Secretary since December 1994.


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

(e)   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Not applicable.

ITEM 10.   EXECUTIVE COMPENSATION

CASH COMPENSATION.

      During the past three (3) fiscal years, no officer of the Company received any compensation. David W. Brenman, the Company's president and chief executive officer, received total cash reimbursements of $11,770, $10,000 and $4,228 for travel expenses incurred by him during the 1995, 1996 and 1997 fiscal years, respectively.

      Mr. Brenman has received no stock options, employee benefits, or other form of direct or indirect remuneration from the Company during the 1995, 1996 and 1997 fiscal years. Mr. Brenman is currently devoting such time as is necessary to the affairs of the Company to facilitate the reorganization of the Company as an oil and gas company.

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

      The Company has no other arrangements pursuant to which any director of the Company was compensated during the fiscal year ended March 31, 1997 for services as a director.

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL.

         The Company has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company. The Company has no plan or arrangement with respect to any such persons which will result from a change in control of the Company or a change in the individual's responsibilities following a change in control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)(b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information as of May 15, 1997, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock, by each person who is an officer and/or director of the Company and by all officers and directors of the Company as a group. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's Common Stock.

                                                        Amount and
                     Name and Address                    Nature of
 Title of              of Beneficial                    Beneficial      Percent
  Class                    Owner                           Owner        of Class
---------            ----------------                   ----------      --------

Common           David W. Brenman                       497,042 (1)       27.8%
Stock            599 Lexington Avenue
                 23rd Floor
                 New York, NY  10019

Common           Beldin Investments, Inc.               750,000(1)(2)     29.5%
Stock            c/o Richard Green
                 9665 Wilshire Blvd.
                 Suite 410
                 Beverly Hills, CA  90212

Common           Saga Investments, Inc.                 543,334(1)        30.4%
Stock            c/o Peter Desjardins
                 Suite 1301, Arbift Tower
                 P. O. Box 5724
                 Dubai, United Arab Emirates

Common           Brenman Bromberg & Tenenbaum, P.C.     593,476 (1)(3)    33.2%
Stock            1775 Sherman Street
                 Suite 1001
                 Denver, CO  80203

Common           Officers and                           497,042 (1)       27.8%
Stock            directors as a
                 group (one
                 person)

----------------

(1)  Ownership is direct.

(2) Includes stock purchase warrants to acquire 750,000 shares of the Company's Common Stock exercisable at $10 per share until June 30, 1998.

(3) Includes 543,334 shares transferred to Brenman Bromberg & Tenenbaum, P.C. by Beldin Investments, Inc., 4,850 shares owned by Albert Brenman who is president, a director and shareholder of Brenman Bromberg & Tenenbaum, P.C. and 45,292 shares owned by A. Thomas Tenenbaum who is Vice President, Assistant Secretary, Assistant Treasurer, a director and shareholder of Brenman Bromberg & Tenenbaum, P.C. See "Item 12. Certain Relationships and Related Transactions."


(c)   CHANGES IN CONTROL.

      Management is not aware of any arrangements which may result in a change of control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

(a)(b)(c) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

      LEGAL REPRESENTATION. The law firm of Brenman Bromberg & Tenenbaum, P. C. (formerly Brenman Key & Bromberg, P.C.) ("BBT") provides legal representation to the Company. A principal of BBT, Albert Brenman, is the father of David W. Brenman, the sole officer and director of the Company. BBT owns 543,334 shares of the Company's Common Stock and employees of the law firm of BBT own 50,142 shares of the Company's Common Stock. BBT is paid its standard hourly fees for legal representation of the Company. BBT currently provides office facilities to the Company at no charge as the value of such facilities is de minimis.

(d)   TRANSACTIONS WITH PROMOTERS.

      Not applicable.

                                     PART IV


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

  Number                              Description
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

   27      Financial Data Schedule


      (b) During the last quarter of the period covered by this report the Company filed no reports on Form 8-K.


--------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT:

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

Date:  June 18, 1997
                                       COGENCO INTERNATIONAL, INC.


                                       By  /s/ David W. Brenman
                                         ---------------------------------------
                                         David W. Brenman, President


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



Date:  June 18, 1997                   By /s/ David W. Brenman
                                         ---------------------------------------
                                         David W. Brenman, President, Principal
                                         Executive Officer, Principal Accounting
                                         Officer, Principal Financial Officer
                                         and sole Director

                           COGENCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1997
                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Cogenco International, Inc.

We have audited the balance sheet of Cogenco International, Inc. (a development stage company) as of March 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (July 26, 1990) through March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogenco International, Inc. as of March 31, 1996 and 1997, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage through March 31, 1997, in conformity with generally accepted accounting principles.


                                            /s/ Causey Demgen & Moore Inc.
Denver, Colorado                            CAUSEY DEMGEN & MOORE INC.
May 5, 1997

                                     COGENCO INTERNATIONAL, INC.
                                    (A Development Stage Company)


                                            BALANCE SHEET

                                       MARCH 31, 1996 and 1997


                                                ASSETS
                                                ------

                                                                   1996                   1997
                                                                ----------             ----------
Current asset:
    Cash, interest bearing accounts                             $  141,105             $  125,699

Computer equipment, at cost, net of
    accumulated depreciation of $637                                    --                  2,935
                                                                ----------             ----------

                                                                $  141,105             $  128,634
                                                                ==========             ==========


                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Current liabilities:
    Accounts payable - related parties
        (Note 5)                                                $     450              $      --

Contingencies (Note 2)

Stockholders' equity (Note 3):
    Preferred stock, $.01 par value;
        10,000,000 shares authorized,
        no shares issued and outstanding                               --                     --
    Common stock, $.01 par value;
        50,000,000 shares authorized,
        1,788,756 shares issued and
        outstanding                                                17,888                 17,888
    Additional paid-in capital                                  2,054,400              2,054,400
    Accumulated deficit (including
        $574,193 deficit accumulated
        during the development stage)                          (1,931,633)            (1,943,654)
                                                               ----------             ----------

           Total stockholders' equity                             140,655                128,634
                                                               ----------             ----------
                                                               $  141,105             $  128,634
                                                               ==========             ==========


                                    See accompanying notes.

                                    COGENCO INTERNATIONAL, INC.
                                   (A Development Stage Company)


                                      STATEMENT OF OPERATIONS

                           For the Years Ended March 31, 1996 and 1997 and
               Cumulative Amounts from Inception of the Development Stage (July 26, 1990)
                                       Through March 31, 1997

                                                                                      Cumulative
                                                                                     amounts from
                                                1996                 1997             Inception
                                              --------             --------          ------------
Revenues:
    Interest income                          $   6,220            $   4,781            $  23,914

Costs and expenses:
    Legal fees - related party
        (Note 5)                                18,654                5,863              141,260
    Consulting and travel expenses -
        related party                           10,000                4,228              144,865
    Dry hole costs (Note 6)                    (2,587)                   --              123,086
    General and administrative                   5,966                6,074              188,259
    Depreciation                                    --                  637                  637
                                            ----------            ---------            ---------

           Total costs and expenses             32,033               16,802              598,107
                                            ----------            ---------            ---------

               Net loss (Note 4)            $  (25,813)           $ (12,021)           $(574,193)
                                            ==========            =========            =========


Net loss per common share                   $     (.01)           $    (.01)           $    (.51)
                                            ==========            =========            =========


Weighted average number of common
    shares outstanding (Note 3)             1,788,756             1,788,756            1,134,030
                                            =========             =========            =========


                                              See accompanying notes.

                                            COGENCO INTERNATIONAL, INC.
                                           (A Development Stage Company)

                                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                            For the Period from Inception of the Development Stage (July 26,
                                           1990) through March 31, 1997

                                                                                                                    Total
                                                     Common stock           Additional                          stockholders'
                                                  ------------------         paid-in         Accumulated           equity
                                                  Shares      Amount         capital           deficit            (deficit)
                                                  ------      ------        ----------       ------------       -------------
Balance at July 25, 1990                          72,415      $  724        $1,358,508       $(1,369,461)         $(10,229)

Sale of common stock to employees of
    the related law firm for cash ($.50
    per share) July 26, 1990                      13,600         136             6,664                --             6,800

Sale of common stock to an unrelated
    entity for cash ($.50 per share)
    July 26, 1990                                 12,000         120             5,880                --             6,000

Shares of common stock issued in
    settlement of an account payable
    to the related law firm in October
    1990 ($.50 per share)                          1,985          20               973                --               993

Net loss for the period ended
    March 31, 1991                                    --          --                --           (11,922)          (11,922)
                                               ---------     -------        ----------       -----------         ---------

Balance at March 31, 1991                        100,000       1,000         1,372,025        (1,381,383)           (8,358)

Shares of common stock issued in
    settlement of an account payable to
    the related law firm ($.50 per
    share) in February 1992                       28,756         288            13,975                --            14,263

Net loss for the year ended
    March 31, 1992                                    --          --                --           (13,545)          (13,545)
                                               ---------     -------        ----------       -----------         ---------

Balance at March 31, 1992                        128,756       1,288         1,386,000        (1,394,928)           (7,640)




                                         (Continued on following page)

                                            See accompanying notes.

                                           COGENCO INTERNATIONAL, INC.
                                          (A Development Stage Company)



                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                            For the Period from Inception of the Development Stage (July 26,
                                             1990) through March 31, 1997

                                            (Continued from preceding page)


                                                                                                                 Total
                                                     Common stock          Additional                        stockholders'
                                                  ------------------        paid-in        Accumulated          equity
                                                  Shares      Amount        capital          deficit           (deficit)
                                                  ------      ------       ----------      ------------      -------------
Balance at March 31, 1992                           128,756    1,288       1,386,000       (1,394,928)           (7,640)

Sale of common stock to two
    individuals for cash and
    cash payments to the Company's
    president in March 1993 ($.11
    per share) (Note 3)                           1,610,000   16,100         158,900               --           175,000

Net loss for the year ended
    March 31, 1993                                       --       --              --         (100,291)         (100,291)
                                                  ---------  -------       ---------       ----------          ---------

Balance at March 31, 1993                         1,738,756   17,388       1,544,900       (1,495,219)           67,069

Capital contribution of two
    shareholders consisting of
    cash payment to the Company's
    president in April 1993
    (Note 3)                                             --       --          10,000               --            10,000

Sale of stock to an individual
    for cash ($10.00 per share)
    (Note 3)                                         50,000      500         499,500               --           500,000

Net loss for the year ended
    March 31, 1994                                       --       --              --         (368,020)         (368,020)
                                                  ---------  -------       ---------       ----------          --------

Balance at March 31, 1994                         1,788,756   17,888       2,054,400       (1,863,239)          209,049







                                          (Continued on following page)

                                             See accompanying notes.

                                          COGENCO INTERNATIONAL, INC.
                                         (A Development Stage Company)


                                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                           For the Period from Inception of the Development Stage (July 26,
                                           1990) through March 31, 1997

                                          (Continued from preceding page)


                                                                                                                   Total
                                                     Common stock           Additional                         stockholders'
                                                  ------------------         paid-in         Accumulated          equity
                                                  Shares      Amount         capital           deficit           (deficit)
                                                  ------      ------        ----------       ------------      -------------
Balance at March 31, 1994                         1,788,756    17,888        2,054,400         (1,863,239)         209,049

Net loss for the year ended
    March 31, 1995                                       --        --               --            (42,581)         (42,581)
                                                  ---------   -------       ----------        -----------         --------

Balance at March 31, 1995                         1,788,756    17,888        2,054,400         (1,905,820)         166,468

Net loss for the year ended
    March 31, 1996                                       --        --               --            (25,813)         (25,813)
                                                  ---------   -------       ----------        -----------         --------

Balance at March 31, 1996                         1,788,756    17,888        2,054,400         (1,931,633)         140,655

Net loss for the year ended
    March 31, 1997                                       --        --               --            (12,021)         (12,021)
                                                  ---------   -------       ----------        -----------         --------

Balance at March 31, 1997                         1,788,756   $17,888       $2,054,400        $(1,943,654)        $128,634
                                                  =========   =======       ==========        ===========         ========


                                                  See accompanying notes.

                                                COGENCO INTERNATIONAL, INC.
                                               (A Development Stage Company)

                                                  STATEMENT OF CASH FLOWS

                                     For the Years Ended March 31, 1996 and 1997 and
                        Cumulative Amounts from Inception of the Development Stage (July 26, 1990)
                                                  Through March 31, 1997


                                                                                                                     Cumulative
                                                                                                                    amounts from
                                                                                 1996               1997             Inception
                                                                               --------           --------           ---------
Cash flows from operating activities:
    Net loss                                                                  $(25,813)          $(12,021)           $(574,193)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation expense                                                     --                637                  637
           Consulting fees paid directly
               by common stock purchasers                                           --                 --               50,000
           Increase (decrease) in accounts
               payable                                                         (12,142)              (450)               4,997
                                                                              --------           --------            ---------

               Net cash used in operations                                     (37,955)           (11,834)            (518,559)

Cash flows from investing activities:
    Purchase of computer equipment                                                  --             (3,572)              (3,572)
                                                                              --------           --------            ---------

               Net cash used in
                  investing activities                                              --             (3,572)              (3,572)

Cash flows from financing activities:
    Proceeds from sale of common stock                                              --                 --              647,800
    Short-term borrowings                                                           --                 --              100,000
    Repayments of short-term borrowings                                             --                 --             (100,000)
                                                                              --------           --------            ---------

        Net cash provided by financing
           activities                                                               --                 --              647,800
                                                                              --------           --------            ---------

Net increase (decrease) in cash                                                (37,955)           (15,406)             125,669

Cash balance at beginning of year                                              179,060            141,105                   30
                                                                              ---------          --------            ---------

Cash balance at end of year                                                   $141,105           $125,699            $ 125,699
                                                                              ========           ========            =========


Supplemental disclosure of non-cash financing activities:

    Consulting fees paid directly
        by common stock purchasers                                            $     --          $      --            $  50,000

    Stock issued in settlement of an
        account payable to a related
        party                                                                 $     --          $      --            $  15,256


                                                  See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1996 and 1997


1.   Significant accounting policies
     -------------------------------

     Organization:

     Cogenco International, Inc. (the "Company") was incorporated in the State of Colorado on June 27, 1983 as an investment of Scientific Management Corporation, a privately owned business development company. Prior to July 26, 1990, the Company was engaged in the development of cogeneration of electricity and the sale of the electricity to end-users on site or to public utilities. The Company is currently considered to be in the development stage as more fully defined in the Financial Accounting Standards Board Statement No. 7. The Company has engaged in limited activities in the oil and gas business, but has not generated significant revenues to date. The Company is currently seeking business opportunities.

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

     Fair value of financial instruments:

     The carrying amount of cash and cash equivalents is assumed to approximate fair value because of the short maturities of those instruments.

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1996 and 1997


1.   Significant accounting policies (continued)
     ------------------------------------------

     Concentrations of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1996 and 1997, the Company's cash deposits exceeded the FDIC insurance limit of $100,000 by $41,105 and $25,699, respectively, at one institution.

     Computer equipment:

     Computer equipment is stated at cost. Depreciation is provided by the Company on straight-line and accelerated methods over estimated useful lives of three to five years.

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

     The Company also has a Stock Bonus Plan which has been approved by the Board of Directors and for which 499 shares of the Company's common stock have been reserved. As of March 31, 1997, no options have been exercised

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1996 and 1997


3.   Stockholders' equity (continued)
     -------------------------------

     and no charges to income have been made inconnection with the Incentive Stock Option Plan or the Stock Bonus Plan

     Stock issuances:

     On March 4, 1993, the Company entered into a letter of intent with two individuals, previously unrelated to the Company, pursuant to which the individuals agreed to provide funding to the Company of $175,000. 1,610,000 shares of common stock were issued for the $175,000 subscription price (approximately $.11 per share). These individuals have sold 483,334 shares to the Company's president, 40,000 shares to a former director of the Company, transferred 543,333 shares to a non affiliated company and transferred 543,333 shares to the Company's law firm for services performed for that individual.

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

     On July 6, 1993, the Company issued 50,000 shares of its $.01 par value common stock to a previously unrelated individual for cash consideration of $500,000, in a private offering. A portion of the proceeds of this offering ($200,000 in the aggregate) was used to fund the initial drilling requirements of an oil and gas prospect in Texas, as discussed more fully in Note 6.

     On January 15, 1994, a company owned by the two individuals purchased for $10 warrants to purchase 750,000 shares of the Company's common stock at $10 per share exercisable through June 30, 1998. These warrants were transferred to another company on May 11, 1995.

4.   Income taxes
     ------------

     No provision for income taxes is required for the years ended March 31, 1996 and 1997 or the period from inception of the development stage (July 26, 1990) through March 31, 1997 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1996 and 1997


4.   Income taxes (continued)
     -----------------------

     1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $177,000, of which only $11,800 may be used in any one year. If not used to offset future taxable income, the carryforwards will expire as follows:

                        2003                          $ 19,000
                        2004                            36,000
                        2006                             5,000
                        2007                            14,000
                        2008                           103,000
                        2009                           368,000
                        2010                            43,000
                        2011                            26,000
                        2012                            11,000
                                                      --------

                                                      $625,000
                                                      ========

     As of March 31, 1996 and 1997, total deferred tax assets and valuation allowance are as follows:

                                                         1996            1997
                                                       --------         ------
     Deferred tax assets resulting from
        loss carryforward                              $221,000        $225,000
     Valuation allowance                              (221,000)        (225,000)
                                                      --------         --------

                                                      $      -         $      -
                                                      ========         ========

5.   Related party transactions
     --------------------------

     For the years ended March 31, 1996 and 1997 and from inception of the development stage, the Company incurred legal costs of $0, $0 and $88,221, respectively, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the years ended March 31, 1996 and 1997 and from inception of the development stage, the Company incurred legal costs of $18,654, $5,863, and $53,039 respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company. As of March 31, 1996, $450 was owed to this related law firm.

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