Form 10QSB
period 1997-06-30
COGENCO INTERNATIONAL INC
filed 1997-08-08
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------
                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 0R 15 (d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------  ----------------

Commission file number: 2-87052-D
                        ---------

                           Cogenco International, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Colorado                                         84-0914754
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
 incorporation or organization)                                Number)

             Suite 1001, 1775 Sherman Street, Denver, Colorado 80203
             -------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                  (303)894-0234
                         -------------------------------
                         (Registrant's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION
-------   ---------------------
Balance Sheet - June 30, 1997 and March 31, 1997
    (unaudited)                                                            1

Statement of Operations - For the Three Months Ended
    June 30, 1996 and 1997 and Cumulative
    Amounts from Inception of the Development Stage
    (July 26, 1990) through June 30, 1997 (unaudited)                      2

Statement of Stockholders' Equity - For the
    Three Months ended June 30, 1997 (unaudited)                           3

Statement of Cash Flows - For the Three  Months ended
    June 30, 1996 and 1997 and Cumulative
    Amounts from Inception of the Development Stage
    (July 26, 1990) through June 30, 1997 (unaudited)                      4

Notes to Unaudited Financial Statements                                    5

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                    6

PART II.  OTHER INFORMATION                                                6
--------  -----------------

                                              COGENCO INTERNATIONAL, INC.
                                             (A Development Stage Company)

                                                     BALANCE SHEET

                                           June 30, 1997 and March 31, 1997
                                                      (Unaudited)


                                                        ASSETS
                                                        ------

                                                                                   March 31,               June 30,
                                                                                     1997                    1997
                                                                                   ---------               --------
Current asset:
    Cash, interest bearing accounts                                                  125,699                124,426

Computer equipment, at cost, net of
    accumulated  depreciation of $637
    (March 31, 1997) and $925 (June 30,
    1997)                                                                              2,935                  2,647
                                                                                  ----------             ----------

                                                                                  $  128,634             $  127,073
                                                                                  ==========             ==========



                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                         ------------------------------------

Current liabilities:
    Accounts payable - related parties
        (Note 3)                                                                  $       --             $      646
    Accounts payable - other                                                              --                  2,298
                                                                                  ----------             ----------

        Total current liabilities                                                         --                  2,944

Stockholders' equity:
    Preferred stock, $.01 par value;
        10,000,000 shares authorized,
        no shares issued and outstanding                                                  --                     --
    Common stock, $.01 par value;
        50,000,000 shares authorized,
        1,788,756 shares issued and
        outstanding                                                                   17,888                 17,888
    Additional paid-in capital                                                     2,054,400              2,054,400
    Accumulated deficit (including
        $578,698 deficit accumulated
        during the development stage
        at June 30, 1997)                                                         (1,943,654)            (1,948,159)
                                                                                  ----------             ----------

           Total stockholders' equity                                                128,634                124,129
                                                                                  ----------             ----------

                                                                                  $  128,634             $  127,073
                                                                                  ==========             ==========


                                                See accompanying notes.

                                              COGENCO INTERNATIONAL, INC.
                                             (A Development Stage Company)

                                                STATEMENT OF OPERATIONS

                                   For the Three Months Ended June 30, 1996 and 1997 and
                           Cumulative Amounts from Inception of the Development Stage (July 26, 1990)
                                                 Through June 30, 1997
                                                      (Unaudited)

                                                                                                                     Cumulative
                                                                         Three Months Ended June 30,                amounts from
                                                                          1996                 1997                  Inception
                                                                        --------             --------               ------------
Revenues:
    Interest income                                                    $   1,331            $   1,092                 $  25,006

Costs and expenses:
    Legal fees - related party
        (Note 3)                                                           3,325                2,722                   143,982
    Consulting and travel
        expenses - related party                                              --                   --                   144,865
    Dry hole costs (recovery)                                                 --                   --                   123,086
    General and administrative                                             3,301                2,587                   190,846
    Depreciation                                                              --                  288                       925
                                                                       ---------            ---------                 ---------

           Total costs and expenses                                        6,626                5,597                   603,704
                                                                       ---------            ---------                 ---------

               Net loss (Note 2)                                       $  (5,295)           $  (4,505)                $(578,698)
                                                                       =========            =========                 =========


Net loss per common share                                              $       *            $       *                 $    (.50)
                                                                       =========            =========                 =========
Weighted average number of common
    shares outstanding                                                 1,788,756            1,788,756                 1,157,570
                                                                       =========            =========                 =========



*   Less than $.01 per share


                                                See accompanying notes.

                                                COGENCO INTERNATIONAL, INC.
                                               (A Development Stage Company)

                                             STATEMENT OF STOCKHOLDERS' EQUITY

                                         For the Three Months Ended June 30, 1997
                                                        (Unaudited)

                                                Common Stock           Additional                            Total
                                            --------------------        paid-in        Accumulated       stockholders'
                                            Shares        Amount        capital          deficit            equity
                                            ------        ------       ----------      ------------      -------------
Balance at March 31, 1997                  1,788,756     $17,888       $2,054,400      $(1,943,654)        $128,634

Net loss for the three months
    ended June 30, 1997                           --          --               --           (4,505)          (4,505)
                                           ---------     -------       ----------      -----------         --------

Balance at June 30, 1997                   1,788,756     $17,888       $2,054,400      $(1,948,159)        $124,129
                                           =========     =======       ==========      ===========         ========












                                                  See accompanying notes.

                                                COGENCO INTERNATIONAL, INC.
                                               (A Development Stage Company)

                                                  STATEMENT OF CASH FLOWS

                                  For the Three  Months Ended June 30, 1996 and 1997 and
                          Cumulative Amounts from Inception of the Development Stage (July 26, 1990)
                                                   Through June 30, 1997
                                                        (Unaudited)

                                                                                                                      Cumulative
                                                                               Three Months Ended June 30,           amounts from
                                                                                 1996               1997              Inception
                                                                               --------            -------           ------------
Cash flows from operating activities:
    Net loss                                                                 $   (5,295)         $  (4,505)           $(578,698)
    Consulting fees paid directly by
        common stock purchasers                                                      --                 --               50,000
    Depreciation expense                                                             --                288                  925
    Increase in accounts payable                                                  1,230              2,944                7,941
                                                                              ---------          ---------            ---------

        Net cash used in operations                                              (4,065)            (1,273)            (519,832)

Cash flows from investing activities:
    Purchase of computer equipment                                                   --                 --               (3,572)
                                                                              ---------          ---------            ---------

        Net cash used in investing
           activities                                                                --                 --               (3,572)

Cash flows from financing activities:
    Proceeds from sale of common stock                                               --                 --              647,800
    Short-term borrowings                                                            --                 --              100,000
    Repayments of short-term borrowings                                              --                 --             (100,000)
                                                                              ---------          ---------            ---------

    Net cash provided by financing
        activities                                                                   --                 --              647,800
                                                                              ---------          ---------            ---------

Net increase (decrease) in cash                                                 (4,065)             (1,273)             124,396

Cash and cash equivalents at
    beginning of period                                                         141,105            125,699                   30
                                                                              ---------          ---------            ---------

Cash and cash equivalents at
    end of period                                                             $ 137,040          $ 124,426            $ 124,426
                                                                              =========          =========            =========


                                                  See accompanying notes.

                           COGENCO INTERNATIONAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1997


1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1997 and June 30, 1997, and the results of operations and cash flows for the periods ended June 30, 1996 and 1997.

     Concentrations of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1997, the Company's cash deposits exceeded the FDIC insurance limit of $100,000, by $25,699 at the one institution and at June 30, 1997 by $24,426.

2.   Income taxes
     ------------

     No provision for income taxes is required at June 30, 1996 or 1997 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 1997 and June 30, 1997, total deferred tax assets and valuation allowance are as follows:

                                                 March 31,          June 30,
                                                   1997               1997
                                                 ---------          --------
     Deferred tax assets resulting from
       loss carryforward                         $225,000          $226,000
     Valuation allowance                         (225,000)         (226,000)
                                                 --------          --------

                                                 $     --          $     --
                                                 ========          ========

3.   Related party transactions
     --------------------------

     For the period from inception of the development stage to June 30, 1997, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the three months ended June 30, 1996 and 1997 and from inception of the development stage, the Company incurred legal costs of $3,325, $2,722 and $55,761, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company. As of June 30, 1997, $646 was owed to this related law firm.

                           COGENCO INTERNATIONAL, INC.


Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

          Material Changes in Financial Condition
          ---------------------------------------

          At June 30, 1997, the Company had working capital of $121,482 as compared to working capital of $125,699 on March 31, 1997. The decrease is attributable primarily to a net operating loss for the three month period of $4,505. This was caused principally by costs and expenses consisting of legal fees of $2,722, accounting fees of
          $2,191, miscellaneous expenses of $684 with minimal offsetting interest and miscellaneous income of $1,092. No charges have been made for management of the Company for the three month period ended June 30, 1997 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire

          Material Changes in Results of Operations
          -----------------------------------------

          The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

                                     PART II

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------
           A.  Exhibits

               None

           B.  Reports on Form 8-K

               During the three months ended June 30, 1997, the Company filed no reports on Form 8-K.

                           COGENCO INTERNATIONAL, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     August 8, 1997                         /s/ David W. Brenman
                                                 ---------------------------
                                                 David W. Brenman, President