Form 10QSB
period 1997-09-30
COGENCO INTERNATIONAL INC
filed 1997-11-14
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB


   / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

  / X / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                 To
                                          ---------------     ------------------

Commission file number:  2-87052-D
                         ---------

                           Cogenco International, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Colorado                                       84-0914754
----------------------------                ------------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or
organization)

             Suite 1001, 1775 Sherman Street, Denver, Colorado 80203
             -------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (303) 894-0234
                         -------------------------------
                         (Registrant's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to
such filing requirements for the past 90 days:  Yes X     No
                                                   ---       ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1997 is 1,788,756 shares, $.01 par value.

                                           COGENCO INTERNATIONAL, INC.
                                          (A Development Stage Company)

                                                      INDEX
                                                      -----

                                                                                                          Page No.
                                                                                                          --------
PART I.           FINANCIAL INFORMATION
-------           ---------------------
Balance Sheet - September 30, 1997 and March 31, 1997 (unaudited)                                             1

Statement of Operations -  For the Three Months Ended September 30 1996 and 1997                              2
(unaudited)

Statement of Operations - For the Six Months Ended September 30, 1996 and 1997 and                            3
Cumulative Amounts from Inception of the Development Stage (July 26, 1990) through
September 30, 1997 (unaudited)

Statement of Stockholders' Equity - For the Six Months Ended September 30, 1997                               4
(unaudited)

Statement of Cash Flows - For the Six Months Ended September 30, 1996 and 1997 and                            5
Cumulative Amounts from Inception of the Development Stage (July 26, 1990) through
September 30, 1997 (unaudited)

Notes to Unaudited Financial Statements                                                                       6

Management's Discussion and Analysis of Financial Condition and Results of Operations                         8

PART II.          OTHER INFORMATION
--------          -----------------

Item 6 - Exhibits and Reports on Form 8-K                                                                     8

                                                   COGENCO INTERNATIONAL, INC.
                                                  (A Development Stage Company)

                                                          BALANCE SHEET

                                              September 30, 1997 and March 31, 1997
                                                           (Unaudited)

                                                             ASSETS
                                                             ------

                                                                  March 31,                September 30,
                                                                    1997                       1997
                                                               ------------                -------------
Current asset:
    Cash, interest bearing accounts                            $    125,699                $    120,036

Computer  equipment,  at  cost,  net  of  accumulated
    depreciation   of  $637  (March  31)  and  $1,213
    (September 30)                                                    2,935                       2,935
                                                               ------------                ------------

                                                               $    128,634                $    122,395
                                                               ============                ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ------------------------------------

Current liabilities:
    Accounts payable - related parties(Note 3)                 $         --                $        210
    Accounts payable - other                                             --                         124
                                                               ------------                ------------
        Total current liabilities                                        --                         334

Stockholders' equity:
    Preferred stock,$.01 par value 10,000,000 shares
        authorized, no shares issued and outstanding
    Common stock, $.01 par value; 50,000,000 shares
        authorized, 1,788,756 shares issued
        and outstanding                                              17,888                      17,888
    Additional paid-in capital                                    2,054,400                   2,054,400
    Accumulated deficit (including $580,766 deficit
        accumulated during the development stage at
        September 30)                                            (1,943,654)                 (1,950,227)
                                                               ------------                ------------

        Total stockholders' equity                                  128,634                     122,061
                                                               ------------                ------------

                                                               $    128,634                $    122,395
                                                               ============                ============






                                                     See accompanying notes.

                                                   COGENCO INTERNATIONAL, INC.
                                                  (A Development Stage Company)

                                                     STATEMENT OF OPERATIONS

                                     For the Three Months Ended September 30, 1996 and 1997
                                                           (Unaudited)


                                                                         Three Months Ended September 30,
                                                                    -----------------------------------------
                                                                        1996                         1997
                                                                    -------------               -------------
Revenues:
    Interest income                                                 $       1,186               $       1,072

Cost and expenses:
    Legal fees - related party                                              1,353                       1,493
        (Note 3)
    General and administrative                                                930                       1,359
    Depreciation                                                               --                         288
                                                                    -------------               -------------

        Total cost and expenses                                             2,283                       3,140
                                                                    -------------               -------------

           Net loss (Note 2)                                        $      (1,097)              $      (2,068)
                                                                    =============               =============

Net loss per common share                                           $           *               $           *
                                                                    =============               =============

Weighted average number of common shares outstanding                    1,788,756                   1,788,756
                                                                    =============               =============

*  Less than $.01 per share






















                                                       See accompanying notes.

                                                   COGENCO INTERNATIONAL, INC.
                                                  (A Development Stage Company)

                                                     STATEMENT OF OPERATIONS

                                    For the Six Months Ended September 30, 1996 and 1997 and
                                   Cumulative Amounts from Inception of the Development Stage
                                            (July 26, 1990)Through September 30 1997
                                                           (Unaudited)


                                                      Six Months Ended September 30,              Cumulative amounts
                                                   ------------------------------------                 from
                                                      1996                     1997                   Inception
                                                   -----------              -----------           -----------------
Revenues:
    Interest income                                $     2,517              $     2,164              $    26,078

Cost and expenses:
    Legal fees - related party (Note 3)                  4,678                    4,214                  145,474
    Consulting and travel expenses - Related
        party                                               --                       --                  144,865
    Dry hole costs (recovery)                               --                       --                  123,086
    General and administrative                           4,231                    3,947                  192,206
    Depreciation                                            --                      576                    1,213
                                                   -----------              -----------              -----------

        Total cost and expenses                          8,909                    8,737                  606,844
                                                   -----------              -----------              -----------

           Net loss (Note 2)                       $    (6,392)             $    (6,573)             $  (580,766)
                                                   ===========              ===========              ===========

Net loss per common share                          $         *              $         *              $     (0.49)
                                                   ===========              ===========              ===========

Weighted average number of common shares
    outstanding                                      1,788,756                1,788,756                1,179,708
                                                   ===========              ===========              ===========

*  Less than $.01 per share












                                                         See accompanying notes.

                                                         COGENCO INTERNATIONAL, INC.
                                                        (A Development Stage Company)

                                                      STATEMENT OF STOCKHOLDER'S EQUITY

                                                 For the Six Months Ended September 30, 1997
                                                                (Unaudited)


                                                   Common Stock                  Additional                            Total
                                          ----------------------------------      paid-in         Accumulated      stockholders'
                                           Shares                   Amount        capital           deficit           equity
                                          ---------              -----------    ----------        -----------      ------------

Balance at March 31, 1997                 1,788,756              $  17,888      $2,054,400        $(1,943,654)     $    128,634

Net loss for the six months ended
 September 30, 1997                              --                     --              --             (6,573)           (6,573)
                                          ---------              ---------      ----------        -----------      ------------

Balance at September 30, 1997             1,788,756              $  17,888      $2,054,400        $(1,950,227)     $    122,061
                                          =========              =========      ==========        ===========      ============












                                                         See accompanying notes.


                                       COGENCO INTERNATIONAL, INC.

                                      (A Development Stage Company)

                                         STATEMENT OF CASH FLOWS

                        For the Six Months Ended September 30, 1996 and 1997 and
                       Cumulative Amounts from Inception of the Development Stage
                                (July 26, 1990)Through September 30 1997
                                              (Unaudited)


                                                      Six Months Ended September 30,            Cumulative amounts
                                                      -------------------------------                 from
                                                        1996                  1997                  Inception
                                                      ---------             ---------           -----------------
Cash flows from operating activities:
      Net loss                                        $  (6,392)            $  (6,573)             $(580,766)
      Consulting fees paid directly by common
         stock purchasers:                                   --                    --                 50,000

      Depreciation expense                                    -                   576                  1,213
      Increase in accounts payable                         (271)                  334                  5,331
                                                      ---------             ---------              ---------

         Net cash used in Operations                     (6,663)               (5,663)              (524,222)

Cash flows from investing activities:
      Purchase of computer equipment                         --                    --                 (3,572)
                                                      ---------             ---------              ---------

         Net cash used in investing activities               --                    --                 (3,572)
                                                      ---------             ---------              ---------

Cash flows from financing activities:
      Proceeds from sale of common stock                     --                    --                647,800
      Short-term borrowings                                  --                    --                100,000
      Repayments of short-term borrowings                    --                    --               (100,000)
                                                      ---------             ---------              ---------

         Net cash provided by financing activities           --                    --                647,800
                                                      ---------             ---------              ---------

Net increase (decrease) in cash                          (6,663)               (5,663)               120,006
                                                      ---------             ---------              ---------

Cash and cash equivalents at beginning of period        141,105               125,699                     30
                                                      ---------             ---------              ---------

Cash and cash equivalents at end of period            $ 134,442             $ 120,036              $ 120,036
                                                      =========             =========              =========


                                                         See accompanying notes.

                           COGENCO INTERNATIONAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1997

1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1997 and September 30, 1997, and the results of operations and cash flows for the periods ended September 30, 1996 and 1997.

     Concentrations of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1997, the Company's cash deposits exceeded the FDIC insurance limit of $100,000, by $25,699 at the one institution and at September 30, 1997 by $20,036.


2.   Income taxes
     ------------

     No provision for income taxes is required at September 30, 1996 or 1997 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 1997 and September 30, 1997, total deferred tax assets and valuation allowance are as follows:

                                                               March 31, 1997          September 30, 1997
                                                               --------------          ------------------

Deferred tax assets resulting from loss carryforward           $    225,000               $    227,000
Valuation allowance                                                (225,000)                  (227,000)
                                                               ------------               ------------
                                                               $         --               $         --
                                                               ============               ============

                           COGENCO INTERNATIONAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1997

3.   Related party transactions

     For the period from inception of the development stage to September 30, 1997, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the six months ended September 30, 1996 and 1997 and from inception of the development stage, the Company incurred legal costs of $4,678, $4,214 and $57,253, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company. As of September 30, 1997, $210 was owed to this related law firm.

                           COGENCO INTERNATIONAL, INC.



Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

          Material Changes in Financial Condition
          ---------------------------------------

          At September 30, 1997, the Company had working capital of $119,702 as compared to working capital of $125,699 on March 31, 1997. The decrease is attributable primarily to a net operating loss for the six month period of $6,573. This was caused principally by costs and expenses consisting of legal fees of $4,214, accounting fees of $3,197, miscellaneous expenses of $1,326 with minimal offsetting interest and miscellaneous income of $2,164. No charges have been made for management of the Company for the six month period ended September 30, 1997 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire

          Material Changes in Results of Operations
          -----------------------------------------

          The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

                                     PART II

Item 6.   Exhibits and Reports on Form 8-K.

          A.  Exhibits

              27.1 - Financial Data Schedule

          B.  Reports on Form 8-K

              During the three months ended September 30, 1997, the Company filed no reports on Form 8-K.

                          COGENCO INTERNATIONAL, INC.

Pusauant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 11, 1997               /s/ David Brenman
       -----------------               -----------------------------------------
                                       David Brenman, President