Form 10QSB
period 1997-12-31
COGENCO INTERNATIONAL INC
filed 1998-02-10
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 -------          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                To
                                           --------------     ---------------

Commission file number:  2-87052-D
                         ---------

                           Cogenco International, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Colorado                                                84-0914754
----------------------------                 -----------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporated or
organization)

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of February 4, 1998 is 1,788,756 shares, $.01 par value.

                          COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)



                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
PART I.           FINANCIAL INFORMATION
-------           ---------------------

Balance Sheet - March 31, 1997 and December 31, 1997(unaudited)            1

Statement of Operations -  For the Three Months Ended December 31
1996 and 1997 (unaudited)                                                  2


Statement of Operations - For the Nine Months Ended
December 31, 1996 and 1997 and Cumulative Amounts from
Inception of the Development Stage (July 26, 1990) through
December 31, 1997 (unaudited)                                              3

Statement of Stockholders' Equity - For the Nine Months
Ended December 31, 1997 (unaudited)                                        4


Statement of Cash Flows - For the Nine Months Ended
December 31, 1996 and 1997 and Cumulative Amounts from
Inception of the Development Stage (July 26, 1990) through
December 31, 1997 (unaudited)                                              5

Notes to Unaudited Financial Statements                                    6

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  7

PART II.          OTHER INFORMATION
--------          -----------------

                                        COGENCO INTERNATIONAL, INC.
                                       (A Development Stage Company)

                                                BALANCE SHEET

                                   March 31, 1997 and December 31, 1997
                                                 (Unaudited)


                                                   ASSETS
                                                   ------
                                                                                       March 31,           December 31,
                                                                                         1997                 1997
                                                                                       ---------           ------------
Current asset:
   Cash, interest bearing accounts                                                    $  125,699          $   118,783

Computer equipment, at cost, net of accumulated
   depreciation of $637 (March 31) and $1,501
   (December 31)                                                                           2,935                2,071
                                                                                      ----------          -----------

                                                                                      $  128,634          $   120,854
                                                                                      ==========          ===========


                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------


Current liabilities:
   Accounts payable - related parties (Note 3)                                        $        -           $        -
   Accounts payable - other                                                                    -                    -
                                                                                      ----------           ----------

     Total current liabilities                                                                 -                    -

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
     authorized, no shares issued and outstanding                                              -                    -
   Common stock, $.01 par value; 50,000,000 shares
     authorized, 1,788,756 shares issued and outstanding                                  17,888               17,888
   Additional paid-in capital                                                          2,054,400            2,054,400
   Accumulated deficit (including $581,973 deficit
     accumulated during the development stage at
     December 31)                                                                     (1,943,654)          (1,951,434)
                                                                                      ----------           ----------

     Total stockholders' equity                                                          128,634              120,854
                                                                                      ----------           ----------

                                                                                      $  128,634           $  120,854
                                                                                      ==========           ==========


                                            See accompanying notes.
                                                      1

                                            COGENCO INTERNATIONAL, INC.
                                           (A Development Stage Company)

                                              STATEMENT OF OPERATIONS

                               For the Three Months Ended December 31, 1996 and 1997
                                                    (Unaudited)


                                                                                    Three Months Ended December 31,
                                                                                    -------------------------------
                                                                                       1996                 1997
                                                                                       ----                 ----
Revenues:
   Interest income                                                                 $   1,202             $   1,049

Costs and expenses:
   Legal fees - related party (Note 3)                                                   599                 1,617
   Consulting and travel expenses -
     related party                                                                     4,227                     -
   General and administrative                                                            916                   351
   Depreciation                                                                            -                   288
                                                                                   ---------             ---------
     Total costs and expenses                                                          5,742                 2,256
                                                                                   ---------             ---------

       Net loss (Note 2)                                                           $  (4,540)            $  (1,207)
                                                                                   =========             =========

Basic and diluted loss per share                                                           *                     *
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
                                                                                   =========             =========

*    Less than $.01 per share



                                               See accompanying notes.
                                                          2

                                              COGENCO INTERNATIONAL, INC.
                                             (A Development Stage Company)

                                                STATEMENT OF OPERATIONS

                          For the Nine Months Ended December 31, 1996 and 1997 and Cumulative
                            Amounts from Inception of the Development Stage (July 26, 1990)
                                               Through December 31, 1997
                                                      (Unaudited)


                                                                    Nine Months Ended December 31,              Cumulative
                                                                    ------------------------------             amounts from
                                                                      1996                  1997                Inception
                                                                      ----                  ----               ------------
Revenues:
   Interest income                                                $   3,719             $   3,213             $   27,127

Costs and expenses:
   Legal fees - related party (Note 3)                                5,277                 5,831                147,091
   Consulting and travel expenses -
     related party                                                    4,227                     -                144,865
   Dry hole costs                                                         -                     -                123,086
   General and administrative                                         5,147                 4,298                192,557
   Depreciation                                                           -                   864                  1,501
                                                                  ---------             ---------              ---------
     Total costs and expenses                                        14,651                10,993                609,100
                                                                  ---------             ---------              ---------
       Net loss (Note 2)                                          $ (10,932)            $  (7,780)             $(581,973)
                                                                  =========             =========              =========
Basic and diluted loss per share                                          *                     *              $   (0.48)
                                                                  =========             =========              =========
Weighted average number of common
shares outstanding                                                1,788,756             1,788,756              1,200,346
                                                                  =========             =========              =========

*    Less than $.01 per share


                                               See accompanying notes.
                                                         3

                                                      COGENCO INTERNATIONAL, INC.
                                                      (A Development Stage Company)

                                                    STATEMENT OF STOCKHOLDERS' EQUITY

                                                For the Nine Months ended December 31, 1997
                                                              (Unaudited)



                                                     Common Stock             Additional                              Total
                                               -----------------------          paid-in          Accumulated       stockholders'
                                               Shares            Amount         capital            deficit            equity
                                               ------            ------       -----------        ------------      -------------
Balance at March 31, 1997                     1,788,756         $ 17,888      $ 2,054,400        $(1,943,654)       $ 128,634

   Net loss for the nine months ended
     December 31, 1997                               -                 -                -             (7,780)          (7,780)
                                             ---------          --------      -----------        -----------        ---------

Balance, December 31, 1997                   1,788,756          $ 17,888      $ 2,054,400        $(1,951,434)       $ 120,854
                                             =========          ========      ===========        ===========        =========











                                                   See accompanying notes.
                                                             4

                                      COGENCO INTERNATIONAL, INC.
                                     (A Development Stage Company)

                                       STATEMENT OF CASH FLOWS

                   For the Nine Months Ended December 31, 1996 and 1997 and Cumulative
                     Amounts from Inception of the Development Stage (July 26, 1990)
                                       Through December 31, 1997
                                              (Unaudited)


                                                              Nine Months Ended December 31,             Cumulative
                                                              ------------------------------            amounts from
                                                               1996                   1997               Inception
                                                               ----                   ----              ------------
Cash flows from operating activities:
   Net loss                                                  $(10,932)              $ (7,780)            $(581,973)
   Consulting fees paid directly by
     common stock purchasers                                        -                      -                50,000
       Depreciation expense                                         -                    864                 1,501
       Increase in interest receivable                         (1,202)                     -                     -
       Increase in accounts payable                               362                      -                 4,997
                                                             --------               --------              --------
       Net cash used in operations                            (11,772)                (6,916)             (525,475)

Cash flows from investing activities:
   Purchase of computer equipment                              (3,572)                     -                (3,572)
                                                             --------               --------              --------
       Net cash used in investing                              (3,572)                     -                (3,572)
          activities

Cash flows from financing activities:
   Proceeds from sale of common                                     -                      -               647,800
     stock
   Short-term borrowings                                            -                      -               100,000
   Repayments of short-term
     borrowings                                                     -                      -              (100,000)
                                                             --------               --------              --------
     Net cash provided by financing                                 -                      -               647,800
       activities

Net increase (decrease) in cash                               (15,344)                (6,916)              118,753
                                                             --------               --------              --------
Cash and cash equivalents at
   beginning of period                                        141,105                125,699                    30
                                                             --------               --------              --------
Cash and cash equivalents at
   end of period                                             $125,761               $118,783              $118,783
                                                             ========               ========              ========


                                          See accompanying notes.
                                                    5

                           COGENCO INTERNATIONAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                December 31, 1997



1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1997 and December 31, 1997, and the results of operations and cash flows for the periods ended December 31, 1996 and 1997.

     Concentrations of credit risk:
     -----------------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1997, the Company's cash deposits exceeded the FDIC insurance limit of $100,000, by $25,699 at the one institution and at December 31, 1997 by $18,783.

2.   Income taxes
     ------------

     No provision for income taxes is required at December 31, 1996 or 1997 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 1997 and December 31, 1997, total deferred tax assets and valuation allowance are as follows:

                                                 March 31,             December
                                                   1997                31, 1997
                                                ----------            ---------

      Deferred tax assets resulting from        $225,000              $228,000
        loss carryforward
      Valuation allowance                       (225,000)             (228,000)
                                                --------              --------
                                                $      -              $      -
                                                ========              ========

3.   Related party transactions
     --------------------------

     For the period from inception of the development stage to December 31, 1997, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the nine months ended December 31, 1996 and 1997 and from inception of the development stage, the Company incurred legal costs of $5,277, $5,831 and $58,870, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

                          COGENCO INTERNATIONAL, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

     Material Changes in Financial Condition
     ---------------------------------------

     At December 31, 1997, the Company had working capital of $118,783 as compared to working capital of $125,699 on March 31, 1997. The decrease is attributable primarily to a net operating loss for the nine month period of $7,780. This was caused principally by costs and expenses consisting of legal fees of $5,831, accounting fees of $3,197, miscellaneous expenses of $1,965 with minimal offsetting interest and miscellaneous income of $3,213. No charges have been made for management of the Company for the nine month period ended December 31, 1997 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire

     Material Changes in Results of Operations
     -----------------------------------------

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

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

          A.   Exhibits

               Exhibit 27.1 - Financial Data Schedule

          B.   Reports on Form 8-K

          During the three months ended December 31, 1997, the Company filed no reports on Form 8-K.

                           COGENCO INTERNATIONAL, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               /s/ David W. Brenman
Date:  February 9, 1997                        ---------------------------------
                                               David W. Brenman, President