Form 10KSB40
period 1998-03-31
COGENCO INTERNATIONAL INC
filed 1998-07-13
CIK 730729

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 1998

                                       OR

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    -----------

                        Commission file number: 2-87052-D
                                                ---------

                           COGENCO INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                             84-0914754
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             Mellon Financial Center
                         Suite 1001, 1775 Sherman Street
                                Denver, Colorado                   80203
                    ----------------------------------------     ----------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for its most recent fiscal year: $4,230.

     Aggregate market value of voting stock held by non-affiliates as of June 30, 1998: $-0-. There is currently no trading market for the Registrant's securities.

     Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 1998: 1,788,756.

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

(b)  HOLDERS.

     (b)(1) The approximate number of record holders of the Company's Common Stock, $.01 par value, as of June 15, 1998 was 841. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

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

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

RESULTS OF OPERATIONS

Years Ended March 31,1997 and 1998.
----------------------------------

     As stated above, the Company has been essentially inactive since early 1988 until the 1993 fiscal year. During this time the Company was, and since has been, investigating investment alternatives in the oil and gas industry but has been unsuccessful. As a result, during the last two fiscal years the Company achieved no operating revenues, but recognized a net loss of $(12,021) for the fiscal year ended March 31, 1997 as compared to a net loss of $(9,234) for the fiscal year ended March 31, 1998. The larger net loss during the 1997 fiscal year was due to travel expenses of $4,228 paid to the Company's President in 1997 as compared to $-0- paid in 1998, legal fees of $5,863 in 1997 and $7,197 in 1998, and general and administrative of $6,074 in 1997 and $5,115 in 1998. The Company is attempting to finance new business operations at the present time.

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

PLAN OF OPERATION

     In July 1993, the Company raised $500,000 from the sale of 50,000 shares of its Common Stock. Certain persons who became control shareholders invested a total of $185,000 in shares of the Company's Common Stock in early 1993. Such individuals subsequently have sold their shares of Common Stock to two unaffiliated entities, one of whom has transferred 543,334 to Brenman Bromberg & Tenenbaum, P. C. for legal services performed for one of the individuals. Prior to the disposition of the shares held by these control shareholders, they had expressed their desire to have the Company consider the acquisition of interests in oil and gas properties and the entry into the oil and gas industry. As a result, the Company entered into letters of intent with an operating oil company. Since the Company was unable to meet the financial requirements of the letters of intent, the agreements terminated without additional obligations to the Company.

     The Company will continue reviewing opportunities in the oil and gas industry, however, and may propose other investments. Because the Company may need a substantial amount of capital from third parties, there can be no assurance that the Company will be able to complete any investment obligation.

     As of this date, the Company has not identified any properties to be acquired at the present time. Until properties are acquired, the Company's available cash is expected to satisfy its cash requirements during the fiscal year ending March 31, 1999. For more information, see Item 1 "Description of Business."

Item 7.   FINANCIAL STATEMENTS
          --------------------

     The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:

                                                                        Page No.
                                                                        --------
     Report of Independent Certified Public
     Accountants........................................................  F-1

     Balance Sheet - March 31, 1997 and 1998............................  F-2

     Statement of  Operations  - For the Years Ended March 31, 1997
       and 1998 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990)
       through March 31, 1998...........................................  F-3

     Statement of Stockholders' Equity (Deficit) -
       For the Period from Inception of the Development
       Stage (July 26, 1990) through March 31, 1998.....................  F-4

     Statement of Cash Flows - For the Years
       Ended March 31, 1997 and 1998 and
       Cumulative Amounts from Inception of
       the Development Stage (July 26, 1990) through
       March 31, 1998...................................................  F-6

     Notes to Financial Statements - For the
       Years Ended March 31, 1997 and 1998 .............................  F-7


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

     The current sole officer and director of the Company is:

Name                       Age         Position
----                       ---         --------

David W. Brenman           42          Director, President, Secretary and
                                       Treasurer

The sole director intends to appoint additional directors when appropriate.

     DAVID W. BRENMAN, age 42, is currently engaged as an independent financial consultant, which he has been since 1988. From 1987 to 1988 Mr. Brenman was a vice president of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc. From 1984 to 1986 Mr. Brenman served as President of the Company and from 1984 until the present has served as a director. From 1979 until 1984, Mr. Brenman was an associate with the law firm of Brenman Raskin & Friedlob, P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law. Mr. Brenman received a B.A. degree from the University of Washington in accounting, a J.D. degree from the University of Denver, College of Law and an L.L.M. in taxation from New York University. Mr. Brenman serves on the board of directors of U. S. Energy Corp., a publicly held corporation engaged in the mining business. Mr. Brenman currently serves, and since December 1990 has served, as President and Treasurer of the Company and has served as the Company's Secretary since December 1994.


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

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

CASH COMPENSATION.

     During the past three (3) fiscal years, no officer of the Company received any compensation. David W. Brenman, the Company's president and chief executive officer, received total cash reimbursements of $10,000, $4,228 and $-0- for travel expenses incurred by him during the 1996, 1997 and 1998 fiscal years, respectively.

     Mr. Brenman has received no stock options, employee benefits, or other form of direct or indirect remuneration from the Company during the 1996, 1997 and 1998 fiscal years. Mr. Brenman is currently devoting such time as is necessary to the affairs of the Company to seek out a merger candidate.

COMPENSATION UNDER PLANS.

     STOCK OPTION AND BONUS PLANS. The Company had a stock option plan and a stock bonus plan pursuant to which the Board of Directors had the right to issue stock options and stock bonuses as compensation to qualified employees, both of which were terminated by the Board of Directors in June, 1997. One option was granted under the stock option plan to a director of the Company, but expired unexercised in 1990. No stock bonuses were ever granted under the stock bonus plan.

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

     The Company has no other arrangements pursuant to which any director of the Company was compensated during the fiscal year ended March 31, 1998 for services as a director.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)(b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of June 15, 1998, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock, by each person who is an officer and/or director of the Company and by all officers and directors of the Company as a group. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's Common Stock.

                                                              Amount and
                       Name and Address                       Nature of
 Title of                of Beneficial                        Beneficial         Percent of
  Class                      Owner                               Owner             Class
---------              ----------------                       ----------         ----------
Common             David W. Brenman                           497,042(1)            27.8%
Stock              599 Lexington Avenue
                   23rd Floor
                   New York, NY  10019

Common             Saga Investments, Inc.                     543,334(1)            30.4%
Stock              c/o Peter Desjardins
                   Suite 1301, Arbift Tower
                   P. O. Box 5724
                   Dubai, United Arab Emirates

Common             Brenman Bromberg & Tenenbaum, P.C.         593,476(1)(2)         33.2%
Stock              1775 Sherman Street
                   Suite 1001
                   Denver, CO  80203

Common             Officers and                               497,042(1)            27.8%
Stock              directors as a
                   group (one
                   person)
----------------

(1)       Ownership is direct.

(2) Includes 543,334 shares owned by Brenman Bromberg & Tenenbaum, P.C., 4,850 shares owned by Albert Brenman who is president, a director and shareholder of Brenman Bromberg & Tenenbaum, P.C. and 45,292 shares owned by A. Thomas Tenenbaum who is Vice President, Assistant Secretary, Assistant Treasurer, a director and shareholder of Brenman Bromberg & Tenenbaum, P.C. See "Item 12. Certain Relationships and Related Transactions."

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
          ---------------------------------

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


-------------------------------------------------------------------------------

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly autho rized.

Date:  June 30, 1998
                                   COGENCO INTERNATIONAL, INC.

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



Date:  June 30, 1998               By /s/ David W. Brenman
                                      ------------------------------------------
                                      David W. Brenman, President, Principal
                                      Executive Officer, Principal Accounting
                                      Officer, Principal Financial Officer
                                      and sole Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders
Cogenco International, Inc.


We have audited the balance sheet of Cogenco International, Inc. (a development stage company) as of March 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (July 26, 1990) through March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogenco International, Inc. as of March 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage through March 31, 1998, in conformity with generally accepted accounting principles.


Denver, Colorado                                     CAUSEY DEMGEN & MOORE INC.
May 18, 1998

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                             March 31, 1997 and 1998

                                     ASSETS
                                     ------

                                                            1997        1998
                                                            ----        ----
Current asset:
   Cash, in interest bearing accounts                    $ 125,699   $ 117,617

Computer equipment, at cost, net of accumulated
   depreciation of $637 (1997) and $1,789 (1998)             2,935       1,783
                                                         ---------   ---------



                                                         $ 128,634   $ 119,400
                                                         =========   =========


                              STOCKHOLDERS' EQUITY
                              --------------------


Contingencies (Note 2)

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding        $        -  $        -
   Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and outstanding     17,888      17,888
   Additional paid-in capital                            2,054,400   2,054,400
   Accumulated deficit (including $583,427 deficit
    accumulated during the development stage)           (1,943,654) (1,952,888)
                                                        ----------  ----------

    Total stockholders' equity                          $  128,634  $  119,400
                                                        ==========  ==========

                            See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                            STATEMENT OF OPERATIONS

       For the Years Ended March 31, 1997 and 1998 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through March 31, 1998


                                                                    Cumulative
                                                                   amounts from
                                                1997        1998     Inception
                                                ----        ----   ------------
Revenues:
   Interest income                           $   4,781   $   4,230   $  28,144
Costs and expenses:
   Legal fees - related party (Note 5)           5,863       7,197     148,457
   Consulting and travel expenses -
    related party                                4,228           -     144,865
   Dry hole costs (Note 6)                           -           -     123,086
   General and administration                    6,074       5,115     193,374
   Depreciation                                    637       1,152       1,789
                                             ---------   ---------   ---------
    Total costs and expenses                    16,802      13,464     611,571
                                             ---------   ---------   ---------
      Net loss (Note 4)                      $ (12,021)  $  (9,234)  $(583,427)
                                             =========   =========   =========
Basic and diluted loss per common share      $   (0.01)  $   (0.01)  $   (0.48)
                                             =========   =========   =========
Weighted average number of common
   shares outstanding                        1,788,756   1,788,756   1,219,226
                                             =========   =========   =========

                            See accompanying notes.
                                      F-3

                                          COGENCO INTERNATIONAL, INC.
                                         (A Development Stage Company)

                                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

        For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 1998

                                                              Common Stock          Additional                       Total
                                                          --------------------       paid-in       Accumulated    stockholders'
                                                           Shares      Amount        capital         deficit         equity
                                                          --------    --------      ----------     -----------    -------------
Balance at July 25, 1990                                     72,415    $   724      $1,358,508     $(1,369,461)    $ (10,229)

Sale of common stock to employees of the
   related law firm for cash ($.50 per share)
   July 26, 1990                                             13,600        136           6,664               -         6,800

Sale of common stock to an unrelated entity
   for cash ($.50 per share) July 26, 1990                   12,000        120           5,880               -         6,000

Shares of common stock issued in settlement
   of an account payable to the related law
   firm in October 1990 ($.50 per share)                      1,985         20             973               -           993


Net loss for the period ended March 31, 1991                      -          -               -         (11,922)      (11,922)
                                                          ---------    -------      ----------     -----------     ---------

Balance at March 31, 1991                                   100,000      1,000       1,372,025      (1,381,383)       (8,358)

Shares of common stock issued in settlement
   of an account payable to the related law
   firm in February 1992 ($.50 per share)                    28,756        288          13,975               -        14,263

Net loss for the year ended March 31, 1992                        -          -               -         (13,545)      (13,545)
                                                          ---------    -------      ----------     -----------     ---------
Balance, March 31, 1992                                     128,756      1,288       1,386,000      (1,394,928)       (7,640)

Sale of common stock to two individuals for cash
   and cash payments to the Company's president
   in March 1993 ($.11 per share) (Note 3)                1,610,000     16,100         158,900               -       175,000

                                                         See accompanying notes.
                                                                  F-4

                                          COGENCO INTERNATIONAL, INC.
                                         (A Development Stage Company)

                                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

        For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 1998

                                                              Common Stock          Additional                       Total
                                                          --------------------       paid-in       Accumulated    stockholders'
                                                           Shares      Amount        capital         deficit         equity
                                                          --------    --------      ----------     -----------    -------------
Net loss for the year ended March 31, 1993                        -          -               -        (100,291)     (100,291)
                                                          ---------    -------      ----------     -----------      --------

Balance, March 31, 1993                                   1,738,756     17,388       1,544,900      (1,495,219)       67,069

Capital contribution of two shareholders
   consisting of cash payments to the
   Company's president in April 1993 (Note 3)                     -          -          10,000               -        10,000

Sale of stock to an individual for cash ($10.00
   per share) (Note 3)                                       50,000        500         499,500               -       500,000

Net loss for the year ended March 31, 1994                        -          -               -        (368,020)     (368,020)
                                                          ---------    -------      ----------     -----------      --------

Balance, March 31, 1994                                   1,788,756     17,888       2,054,400      (1,863,239)      209,049

Net loss for the year ended March 31, 1995                        -          -               -         (42,581)      (42,581)
                                                          ---------    -------      ----------     -----------      --------

Balance, March 31, 1995                                   1,788,756     17,888       2,054,400      (1,905,820)      166,468

Net loss for the year ended March 31, 1996                        -          -               -         (25,813)      (25,813)
                                                          ---------    -------      ----------     -----------      --------

Balance, March 31, 1996                                   1,788,756     17,888       2,054,400      (1,931,633)      140,655

Net loss for the year ended March 31, 1997                        -          -               -         (12,021)      (12,021)
                                                          ---------    -------      ----------     -----------      --------

Balance, March 31, 1997                                   1,788,756     17,888       2,054,400      (1,943,654)      128,634

Net loss for the year ended March 31, 1998                        -          -               -          (9,234)       (9,234)
                                                          ---------    -------      ----------     -----------      --------

Balance, March 31, 1998                                   1,788,756    $17,888      $2,054,400     $(1,952,888)     $119,400
                                                          =========    =======      ==========     ===========      ========

                                                         See accompanying notes.
                                                                  F-5

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

       For the Years Ended March 31, 1997 and 1998 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through March 31, 1998

                                                                     Cumulative
                                                                    amounts from
                                                1997        1998     Inception
                                                ----        ----    ------------
Cash flows from operating activities:
   Net loss                                   $(12,021)   $ (9,234)  $(583,427)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation expense                         637       1,152       1,789
      Consulting fees paid directly by
       common stock purchasers                       -           -      50,000
      Increase (decrease) in accounts
       payable                                    (450)          -       4,997
                                              --------    --------   ---------
      Net cash used in operations              (11,834)     (8,082)   (526,641)

Cash flows from investing activities:
   Purchase of computer equipment               (3,572)          -      (3,572)
                                              --------    --------   ---------
      Net cash used in investing activities     (3,572)          -      (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock                -           -     647,800
   Short-term borrowings                             -           -     100,000
   Repayments of short-term borrowings               -           -    (100,000)
                                              --------    --------   ---------
      Net cash provided by financing
       activities                                    -           -     647,800
                                              --------    --------   ---------
Net increase (decrease) in cash                (15,406)     (8,082)    117,587

Cash and cash equivalents at
   beginning of year                           141,105     125,699          30
                                              --------    --------   ---------
Cash and cash equivalents at
   end of year                                $125,699    $117,617   $ 117,617
                                              ========    ========   =========
Supplemental disclosure of non-cash
 financing activities:

   Consulting fees paid directly by
    common stock purchasers                   $      -    $      -   $  50,000
                                              ========    ========   =========
   Stock issued in settlement of an account
    payable to a related party                $      -    $      -   $  15,256
                                              ========    ========   =========

                            See accompanying notes.
                                      F-6

                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1997 and 1998


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

                             March 31, 1997 and 1998


1.   Significant accounting policies (continued)
     ------------------------------------------

     Concentrations of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1997 and 1998, the Company's cash deposits exceeded the FDIC insurance limit of $100,000 by $25,699 and $17,617, respectively, at one institution.

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

     On January 9, 1986, the Arvada Pool facility was sold to Anjo Construction Company (Anjo), a company owned by certain officers and directors of the Company, and the Company entered into a 60-month leaseback agreement.

     The Company assigned its rights to the cogeneration facility, its rights in
     several  lawsuits  (as  a  plaintiff),   and  its  obligations   under  the
     cogeneration contract to Anjo in January 1990.

                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1997 and 1998


3.   Stockholders' equity
     --------------------

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

     On January 15, 1994, a company owned by the two individuals purchased for $10 warrants to purchase 750,000 shares of the Compan's common stock at $10 per share exercisable through June 30, 1998. These warrants were transferred to another company on May 11, 1995.

4.   Income taxes
     ------------
     No provision for income taxes is required for the years ended March 31, 1997 and 1998 or the period from inception of the development stage (July 26, 1990) through March 31, 1998 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $177,000, of which only $11,800 may be used in any one year. If not used to offset future taxable income, the carryforwards will expire as follows:

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1997 and 1998


4.    Income taxes (continued)
      ------------------------

                         2003                                 $ 19,000
                         2004                                   36,000
                         2006                                    5,000
                         2007                                   14,000
                         2008                                  103,000
                         2009                                  368,000
                         2010                                   43,000
                         2011                                   26,000
                         2012                                   11,000
                         2013                                    9,000
                                                              --------

                                                              $634,000
                                                              ========

     As of March 31, 1997 and 1998, total deferred tax assets and valuation allowance are as follows:

                                                     1997             1998
                                                     ----             ----

      Deferred tax assets resulting from loss
        carryforward                              $ 225,000        $ 228,000
      Valuation allowance                          (225,000)        (228,000)
                                                  ---------        ---------
                                                  $       -        $       -
                                                  =========        =========


5.   Related party transactions
     --------------------------

     For the years ended March 31, 1997 and 1998 and from inception of the development stage, the Company incurred legal costs of $0, $0 and $88,221, respectively, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the years ended March 31, 1997 and 1998 and from inception of the development stage, the Company incurred legal costs of $5,863, $7,197, and $60,236, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

6.   Dry Hole costs
     --------------

     The Company entered into a letter of intent with Cody Resources, Inc., a privately-held corporation engaged in the oil and gas production industry, in April of 1993, which provided for the drilling of a test well in the West Pine Prospect, Victoria County, Texas. The results of the initial drilling were unsuccessful. The Company's share of the related dry hole amounted to $123,086.