Form 10QSB
period 1998-06-30
COGENCO INTERNATIONAL INC
filed 1998-08-11
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB




 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   ---------------

Commission file number:   2-87052-D
                          ---------

                           Cogenco International, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Colorado                                       84-0914754
-------------------------------                    -----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  X    No
                                       ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of August 6, 1998 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Balance Sheet - March 31, 1998 and June 30, 1998 (unaudited)                  1

Statement of Operations - For the Three Months Ended June 30, 1997
and 1998 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through June 30, 1998 (unaudited)                       2

Statement of Stockholders' Equity - For the Three Months Ended
June 30, 1998 (unaudited)                                                     3

Statement of Cash Flows - For the Three Months Ended  June 30, 1997
and 1998 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through June 30, 1998 (unaudited)                       4

Notes to Unaudited Financial Statements                                       5

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                         6

PART II.  OTHER INFORMATION                                                   6
--------  -----------------

                          COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET

                        March 31, 1998 and June 30, 1998
                                  (Unaudited)

                                     ASSETS
                                     ------
                                                        March 31,      June 30,
                                                          1998           1998
                                                        ---------      --------
Current assets:
   Cash and cash equivalents                           $  117,617    $    5,833
   Certificate of deposit                                       -       100,000
   Interest receivable                                          -           440
                                                       ----------    ----------

    Total current assets                                  117,617       106,273

Computer equipment, at cost, net of accumulated
   depreciation of $1,789 (March 31) and $1,984
   (June 30)                                                1,783         1,588
                                                       ----------    ----------

                                                       $  119,400    $  107,861
                                                       ===========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current liabilities:
   Accounts payable - related parties (Note 3)         $        -    $      795
   Accounts payable - other                                     -         3,135
                                                       ----------    ----------

    Total current liabilities                                   -         3,930

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                -             -
   Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued
    and outstanding                                        17,888        17,888
   Additional paid-in capital                           2,054,400     2,054,400
   Accumulated deficit (including $598,896 deficit
    accumulated during the development stage at
    June 30, 1998)                                     (1,952,888)   (1,968,357)
                                                       -----------   -----------

    Total stockholders' equity                            119,400       103,931
                                                       -----------   ----------

                                                       $  119,400    $  107,861
                                                       ===========   ==========

                            See accompanying notes.
                                       1

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

 For the Three Months Ended June 30, 1997 and 1998 and Cumulative Amounts from
    Inception of the Development Stage (July 26, 1990) Through June 30, 1998
                                   (Unaudited)

                                     Three Months Ended June 30,     Cumulative
                                     ---------------------------    amounts from
                                        1997            1998         Inception
                                        ----            ----        ------------

Revenues:
   Interest income                     $   1,092      $   1,137       $  29,281

Costs and expenses:
   Legal fees - related party (Note 3)     2,722          5,760         154,217
   Consulting and travel expenses -
    related party (Note 3)                     -          7,515         152,380
   Dry hole costs                              -              -         123,086
   General and administrative              2,587          3,136         196,510
   Depreciation                              288            195           1,984
                                       ---------      ---------       ---------

    Total costs and expenses               5,597         16,606         628,177
                                       ---------      ---------       ---------

      Net loss (Note 2)                $  (4,505)     $ (15,469)      $(598,896)
                                       =========      =========       =========

Basic and diluted loss per share       $       *      $   (0.01)      $   (0.48)
                                       =========      =========       =========

Weighted average number of common
shares outstanding                     1,788,756      1,788,756       1,237,122
                                       =========      =========       =========

*   Less than $.01 per share

                            See accompanying notes.
                                       2

                                              COGENCO INTERNATIONAL, INC.
                                             (A Development Stage Company)

                                           STATEMENT OF STOCKHOLDERS' EQUITY

                                        For the Three Months ended June 30, 1998
                                                       (Unaudited)
                                                Common stock        Additional                     Total
                                             -------------------     paid-in     Accumulated   stockholders'
                                             Shares       Amount     capital       deficit        equity
                                             ------       ------    ----------   ------------  -------------

Balance at March 31, 1998                    1,788,756    $17,888    $2,054,400   $(1,952,888)    $119,400

   Net loss for the three months ended
    June 30, 1998                                    -          -             -       (15,469)     (15,469)
                                             ---------    -------    ----------   -----------     --------

Balance, June 30, 1998                       1,788,756    $17,888    $2,054,400   $(1,968,357)    $103,931
                                             ==========   =======    ==========   ===========     ========

                                              See accompanying notes.
                                                        3

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

 For the Three Months Ended June 30, 1997 and 1998 and Cumulative Amounts from
    Inception of the Development Stage (July 26, 1990) Through June 30, 1998
                                   (Unaudited)

                                                     Three Months Ended June 30,  Cumulative
                                                     ---------------------------  amounts from
                                                        1997           1998        Inception
                                                        ----           ----       ------------
Cash flows from operating activities:
   Net loss                                           $ (4,505)      $(15,469)      $(598,896)
   Adjustment to reconcile net loss to net
    cash used in operating activities
      Depreciation expense                                 288            195           1,984
      Consulting fees paid directly by
       common stock purchasers                               -              -          50,000
      Increase in interest receivable                        -           (440)           (440)
      Increase in accounts payable                       2,944          3,930           8,927
                                                      --------       --------       ---------

      Net cash used in operations                       (1,273)       (11,784)       (538,425)

Cash flows from investing activities:
   Purchase of certificate of deposit                        -       (100,000)       (100,000)
   Purchase of computer equipment                            -              -          (3,572)
                                                      --------       --------       ---------

      Net cash used in investing
       activities                                            -       (100,000)       (103,572)

Cash flows from financing activities:
   Proceeds from sale of common
    stock                                                    -              -         647,800
   Short-term borrowings                                     -              -         100,000
   Repayments of short-term
    borrowings                                               -              -        (100,000)
                                                      --------       --------       ---------

    Net cash provided by financing
      activities                                             -              -         647,800
                                                      --------       --------       ---------

Net increase (decrease) in cash                         (1,273)      (111,784)          5,803

Cash and cash equivalents at
   beginning of period                                 125,699        117,617              30
                                                      --------       --------       ---------

Cash and cash equivalents at
   end of period                                      $124,426       $  5,833       $   5,833
                                                      ========       ========       =========

                            See accompanying notes.
                                       4

                           COGENCO INTERNATIONAL, INC.
                        (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 June 30, 1998



 1.  Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1998 and June 30, 1998, and the results of operations and cash flows for the periods ended June 30, 1997 and 1998.

     Concentration  of credit  risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1998, the Company's cash deposits exceeded the FDIC insurance limit of $100,000 by $17,617 at one institution and at June 30, 1998 by $6,273.

 2.  Income taxes
     ------------

     No provision for income taxes is required at March 31, 1998 and June 30,1998 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 1998 and June 30, 1998, total deferred tax assets and valuation allowance are as follows:

                                         March 31,      June 30,
                                           1998           1998
                                         ---------      --------

        Deferred tax assets resulting
           from loss carryforward        $ 228,000      $ 234,000
        Valuation allowance               (228,000)      (234,000)
                                         ---------      ---------
                                         $       -      $       -
                                         =========      =========

 3.  Related party transactions
     --------------------------

     For the period of inception of the development stage to June 30, 1998, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the three months ended June 30, 1997, and 1998, and from inception of the development stage, the Company incurred legal costs of $2,722, $5,760 and $65,996, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

     During the three months ended June 30, 1998, the Company reimbursed travel expenses of $7,515 to the Company's president.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     Material Changes in Financial Condition
     ---------------------------------------

     At June 30, 1998, the Company had working capital of $102,343 as compared to working capital of $117,617 on March 31, 1998. The decrease is attributable primarily to a net operating loss for the three month period of $15,469. This was caused principally by costs and expenses consisting of legal fees of $5,760, accounting fees of $2,600, travel expenses of $7,515, miscellaneous expenses of $536 with minimal offsetting interest and miscellaneous income of $1,137. No charges have been made for management of the Company for the three month period ended June 30, 1998 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire

     Material Changes in Results of Operations
     -----------------------------------------

     The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

                                     PART II
                                     -------

 Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits

        Exhibit 27 - Financial Data Schedule

     B. Reports on Form 8-K

        During the quarter ended June 30, 1998, the Registrant has filed no reports on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 11, 1998                       /s/ David W. Brenman
                                              ----------------------------------
                                              David W. Brenman, President