Form 10QSB
period 1998-09-30
COGENCO INTERNATIONAL INC
filed 1998-11-09
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB




 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ------------------.

Commission file number:   2 - 87052 - D
                          -------------

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

                                 (303) 894-0234
                          -----------------------------
                         (Registrant's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares outstanding of the issuer's classes of common stock, as of November 2, 1998 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX


                                                                       Page No.
                                                                       --------


PART I.     FINANCIAL INFORMATION
-------     ---------------------


Balance Sheet - March 31, 1998 and September 30, 1998 (unaudited)          1

Statement of Operations - For the Three Months Ended September 30,
1997 and 1998 (unaudited)                                                  2

Statement of  Operations - For the Six Months Ended  September 30, 1997
and 1998 and Cumulative  Amounts from Inception of the Development Stage
(July 26, 1990) through September 30, 1998 (unaudited)                     3

Statement of Stockholders' Equity - For the Six Months Ended
September 30, 1998 (unaudited)                                             4

Statement of Cash Flows - For the Six Months Ended  September  30, 1997
and 1998 and Cumulative  Amounts from Inception of the Development Stage
(July 26, 1990) through September 30, 1998 (unaudited)                     5

Notes to Unaudited Financial Statements                                    6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                      7


PART II.    OTHER INFORMATION                                              7
--------    -----------------

                          COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET

                     March 31, 1998 and September 30, 1998
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                      March 31,    September 30,
                                                        1998          1998
                                                     ----------    -------------
Current assets:
   Cash and cash equivalents                         $  117,617     $    96,701


Computer equipment, at cost, net of accumulated
   depreciation of $1,789 (March 31) and $2,179
   (September 30)                                          1,783          1,393
                                                     -----------    -----------

                                                     $   119,400    $    98,094
                                                     ===========    ===========


                              STOCKHOLDERS' EQUITY
                              --------------------


Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
    shares authorized, no shares issued and outstanding     --             --
   Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and outstanding   17,888         17,888
   Additional paid-in capital                          2,054,400      2,054,400
   Accumulated deficit (including $604,733 deficit
    accumulated during the development stage at
    September 30, 1998)                               (1,952,888)    (1,974,194)
                                                     -----------    -----------

    Total stockholders' equity                           119,400         98,094
                                                     -----------    -----------

                                                     $   119,400    $    98,094
                                                     ===========    ===========

                             See accompanying notes.

                          COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)

                             STATEMENT OF OPERATIONS

             For the Three Months Ended September 30, 1997 and 1998
                                  (Unaudited)


                                                            1997        1998
                                                            ----        ----

Revenues:
   Interest income                                     $   1,072      $   1,328

Costs and expenses:
   Legal fees - related party (Note 3)                     1,493          4,197
   General and administrative                              1,359          2,773
   Depreciation                                              288            195
                                                       ---------      ---------

    Total costs and expenses                               3,140          7,165
                                                       ---------      ---------

      Net loss (Note 2)                                $  (2,068)     $  (5,837)
                                                       =========      =========

Basic and diluted loss per share                       $       *      $   (0.01)
                                                       =========      =========

Weighted average number of common
shares outstanding                                     1,788,756      1,788,756
                                                       ==========     =========

*   Less than $.01 per share


                             See accompanying notes.
                                        2

                          COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)

                             STATEMENT OF OPERATIONS

   For the Six Months Ended September 30, 1997 and 1998 and Cumulative Amounts
             from Inception of the Development Stage (July 26, 1990)
                           through September 30, 1998
                                   (Unaudited)

                                                                    Cumulative
                                     Six Months Ended September 30, amounts from
                                         1997           1998         Inception
                                         ----           ----         ---------
Revenues:
   Interest income                      $  2,164      $   2,465       $  30,609

Costs and expenses:
   Legal fees - related party (Note 3)     4,214          9,957         158,414
   Consulting and travel expenses -
    related party (Note 3)                     -          7,515         152,380
   Dry hole costs                              -              -         123,086
   General and administrative              3,947          5,909         199,283
   Depreciation                              576            390           2,179
                                        --------      ---------       ---------

    Total costs and expenses               8,737         23,771         635,342
                                        --------      ---------       ---------

      Net loss (Note 2)                 $ (6,573)     $ (21,306)      $(604,733)
                                        ========      =========       =========

Basic and diluted loss per share        $      *      $   (0.01)      $   (0.48)
                                        ========      =========       =========

Weighted average number of common
shares outstanding                     1,788,756      1,788,756       1,254,107
                                       =========      =========       =========

*   Less than $.01 per share

                             See accompanying notes.
                                        3


                         COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                   For the Six Months Ended September 30, 1998
                                   (Unaudited)

                                                                   Additional                     Total
                                                Common stock         paid-in     Accumulated  stockholders'
                                             Shares      Amount      capital       deficit       equity
                                             ------      ------      -------     -----------  -------------
Balance at March 31, 1998                    1,788,756    $ 17,888  $ 2,054,400  $ (1,952,888)   $ 119,400

   Net loss for the six months ended
    September 30, 1998                              -           -            -        (21,306)     (21,306)
                                             ---------    --------  -----------  -------------    ---------

Balance, September 30, 1998                  1,788,756    $ 17,888  $ 2,054,400  $ (1,974,194)    $ 98,094
                                             ==========   ========= ============ =============    ========

                                                See accompanying notes.
                                                         Page 4

                         COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

   For the Six Months Ended September 30, 1997 and 1998 and Cumulative Amounts
            from Inception of the Development Stage (July 26, 1990)
                           Through September 30, 1998
                                   (Unaudited)

                                                                     Cumulative
                                     Six Months Ended September 30, amounts from
                                         1997           1998         Inception
                                         ----           ----         ---------

Cash flows from operating activities:
   Net loss                             $ (6,573)      $(21,306)      $(604,733)
   Adjustment to reconcile net loss to net
    cash used in operating activities
      Depreciation expense                   576            390           2,179
      Consulting fees paid directly by
       common stock purchasers                 -              -          50,000
      Increase in accounts payable           334              -           4,997
                                        --------       --------        --------

      Net cash used in operations         (5,663)       (20,916)       (547,557)

Cash flows from investing activities:
   Purchase of computer equipment             -              -           (3,572)
                                        --------       --------        --------

      Net cash used in investing
       activities                              -              -          (3,572)

Cash flows from financing activities:
   Proceeds from sale of common
    stock                                      -              -         647,800
   Short-term borrowings                       -              -         100,000
   Repayments of short-term
    borrowings                                 -              -        (100,000)
                                        --------       --------        --------

    Net cash provided by financing
      activities                              -              -          647,800
                                        --------       --------        --------

Net increase (decrease) in cash           (5,663)       (20,916)         96,671

Cash and cash equivalents at
   beginning of period                   125,699        117,617              30
                                        ---------      ---------       --------

Cash and cash equivalents at
   end of period                        $120,036       $ 96,701        $ 96,701
                                        =========      =========       ========

                             See accompanying notes.

                          COGENCO INTERNATIONAL, INC.
                        (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                              September 30, 1998



1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1998 and September 30, 1998, and the results of operations and cash flows for the periods ended September 30, 1997 and 1998.

     Concentration of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1998, the Company's cash deposits exceeded the FDIC insurance limit of $100,000 by $17,617 at one institution.

2.   Income taxes
     ------------

     No provision for income taxes is required at March 31, 1998 and September 30,1998 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 1998 and September 30, 1998, total deferred tax assets and valuation allowance are as follows:

                                               March 31, September 30
                                                 1998         1998
                                                 ----         ----

              Deferred tax asset resulting
                from loss carryforward        $ 228,000    $ 236,000
              Valuation allowance              (228,000)    (236,000)
                                              ---------    ---------

                                              $       -    $       -
                                              =========    =========

3.   Related party transactions
     --------------------------

     For the period of inception of the development stage to September 30, 1998, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the six months ended September 30, 1997, and 1998, and from inception of the development stage, the Company incurred legal costs of $4,214, $9,957 and $70,193, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

     During the six months ended September 30, 1998, the Company reimbursed travel expenses of $7,515 to the Company's president.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ----------------------------------------------------------------

     Material Changes in Financial Condition
     ---------------------------------------

     At September 30, 1998, the Company had working capital of $96,701 as compared to working capital of $117,617 on March 31, 1998. The decrease is attributable primarily to a net operating loss for the six month period of $21,306. This was caused principally by costs and expenses consisting of legal fees of $9,957, accounting fees of $4,385, travel expenses of $7,515, miscellaneous expenses of $1,524 with minimal offsetting interest and miscellaneous income of $2,465. No charges have been made for management of the Company for the six month period ended September 30, 1998 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

     Material Changes in Results of Operations
     -----------------------------------------

     The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

                                     PART II

 Item 6. Exhibits and Reports on Form 8-K
         ---------------------------------

         A. Exhibits

            Exhibit 27 -  Financial  Data  Schedule

         B. Reports on Form 8-K

            During the quarter ended September 30, 1998, the Registrant has filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1998                             /s/ David W. Brenman
                                                    ----------------------------
                                                    David W. Brenman,  President