Form 10QSB
period 1998-12-31
COGENCO INTERNATIONAL INC
filed 1999-01-29
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB




 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
----        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to______________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of January 21, 1999 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX


                                                                       Page No.


PART I. FINANCIAL INFORMATION


Balance Sheet - March 31, 1998 and December 31, 1998 (unaudited)            1

Statement of Operations - For the Three Months Ended December 31,
1997 and 1998 (unaudited)                                                   2

Statement of Operations - For the Nine Months Ended December 31,
1997 and 1998 and Cumulative Amounts from Inception of the
Development Stage (July 26, 1990) through December 31, 1998 (unaudited)     3

Statement of Stockholders' Equity - For the Nine Months Ended
December 31, 1998 (unaudited)                                               4

Statement of Cash Flows - For the Nine Months Ended  December 31,
1997 and 1998 and Cumulative Amounts from Inception of the
Development Stage (July 26, 1990) through December 31, 1998 (unaudited)     5

Notes to Unaudited Financial Statements                                     6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                       8


PART II.  OTHER INFORMATION                                                 8


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                      March 31, 1998 and December 31, 1998
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                           March 31,     December 31,
                                                             1998            1998
                                                             ----            ----
Current assets:
   Cash and cash equivalents                              $   117,617    $    95,508

Computer equipment, at cost, net of accumulated
   depreciation of $1,789 (March 31) and $2,374
   (December 31)                                                1,783          1,198
                                                          -----------    -----------

                                                          $   119,400    $    96,706
                                                          ===========    ===========


                              STOCKHOLDERS' EQUITY
                              --------------------

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                 --             --

   Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and outstanding        17,888         17,888

   Additional paid-in capital                               2,054,400      2,054,400

   Accumulated deficit (including $606,121 deficit
    accumulated during the development stage at
    December 31, 1998)                                     (1,952,888)    (1,975,582)
                                                          -----------    -----------

    Total stockholders' equity                                119,400         96,706
                                                          -----------    -----------

                                                          $   119,400    $    96,706
                                                          ===========    ===========


                            See accompanying notes.

                                       1

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENT OF OPERATIONS
             For the Three Months Ended December 31, 1997 and 1998
                                   (Unaudited)



                                                             1997        1998
                                                             ----        ----
Revenues:
   Interest income                                        $  1,049     $  1,270

Costs and expenses:
   Legal fees - related party (Note 3)                       1,617        1,680
   General and administrative                                  351          783
   Depreciation                                                288          195
                                                          --------     --------

    Total costs and expenses                                 2,256        2,658
                                                          --------     --------

      Net loss (Note 2)                                   $ (1,207)    $ (1,388)
                                                          ========     ========

Basic and diluted loss per share                          $      *     $      *
                                                          ========     ========

Weighted average number of common
shares outstanding                                       1,788,756    1,788,756
                                                         ==========   =========

*   Less than $.01 per share

                            See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENT OF OPERATIONS
For the Nine Months Ended December 31, 1997 and 1998 and Cumulative amounts from
  Inception of the Development Stage (July 26, 1990) Through December 31, 1998
                                   (Unaudited)

                                               Nine Months           Cumulative
                                            Ended December 31,      amounts from
                                           1997           1998        Inception
                                           ----           ----        ---------
Revenues:
   Interest income                       $ 3,213       $  3,735       $ 31,879

Costs and expenses:
   Legal fees - related party (Note 3)     5,831         11,637        160,094
   Consulting and travel expenses -
    related party (Note 3)                     -          7,515        152,380
   Dry hole costs                              -              -        123,086
   General and administrative              4,298          6,692        200,066
   Depreciation                              864            585          2,374
                                         -------       --------      ---------

    Total costs and expenses              10,993         26,429        638,000
                                         -------       --------      ---------

      Net loss (Note 2)                  $(7,780)      $(22,694)     $(606,121)
                                         =======       ========      =========

Basic and diluted loss per share         $     *       $      *      $   (0.48)
                                         =======       ========      =========

Weighted average number of common
shares outstanding                     1,788,756      1,788,756      1,270,077
                                       =========      =========      =========


*   Less than $.01 per share

                            See accompanying notes.


                                        COGENCO INTERNATIONAL, INC.
                                       (A Development Stage Company)
                                     STATEMENT OF STOCKHOLDERS' EQUITY
                                For the Nine Months Ended December 31, 1998
                                               (Unaudited)

                                              Common stock            Additional                     Total
                                        --------------------------     paid-in     Accumulated   stockholders'
                                            Shares       Amount        capital       deficit        equity
                                            ------       ------        -------       -------        ------

Balance at March 31, 1998                 1,788,756   $    17,888   $ 2,054,400   $(1,952,888)   $   119,400

   Net loss for the nine months ended
    December 31, 1998                          --            --            --         (22,694)       (22,694)
                                        -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1998                1,788,756   $    17,888   $ 2,054,400   $(1,975,582)   $    96,706
                                        ===========   ===========   ===========   ===========    ===========


                                         See accompanying notes.

                                                    4

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
For the Nine Months Ended December 31, 1997 and 1998 and Cumulative Amounts from
  Inception of the Development Stage (July 26, 1990) Through December 31, 1998
                                  (Unaudited)

                                                  Nine Months        Cumulative
                                               Ended December 31,   amounts from
                                               1997         1998      Inception
                                               ----         ----      ---------
Cash flows from operating activities:
   Net loss                                 $  (7,780)   $ (22,694)   $(606,121)
   Adjustment to reconcile net loss to
    net cash used in operating activities
      Depreciation expense                        864          585        2,374
      Consulting fees paid directly by
       common stock purchasers                   --           --         50,000
      Increase in accounts payable               --           --          4,997
                                            ---------    ---------    ---------

      Net cash used in operations              (6,916)     (22,109)    (548,750)

Cash flows from investing activities:
   Purchase of certificate of deposit            --           --           --
   Purchase of computer equipment                --           --         (3,572)
                                            ---------    ---------    ---------

      Net cash used in investing
       activities                                --           --         (3,572)

Cash flows from financing activities:
   Proceeds from sale of common
    stock                                        --           --        647,800
   Short-term borrowings                         --           --        100,000
   Repayments of short-term
    borrowings                                   --           --       (100,000)
                                            ---------    ---------    ---------

    Net cash provided by financing
      activities                                 --           --        647,800
                                            ---------    ---------    ---------

Net increase (decrease) in cash                (6,916)     (22,109)      95,478

Cash and cash equivalents at
   beginning of period                        125,699      117,617           30
                                            ---------    ---------    ---------
Cash and cash equivalents at
   end of period                            $ 118,783    $  95,508    $  95,508
                                            =========    =========    =========


                            See accompanying notes.

                          COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               December 31, 1998



1.   Basis of presentation

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1998 and December 31, 1998, and the results of operations and cash flows for the periods ended December 31, 1997 and 1998.

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

2.   Income taxes

     No provision for income taxes is required at March 31, 1998 and December 31,1998 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 1998 and December 31, 1998, total deferred tax assets and valuation allowance are as follows:


                                                      March 31,     December 31,
                                                        1998            1998
                                                        ----            ----
      Deferred tax assets resulting
           from loss carryforward                     $ 228,000      $ 237,000
      Valuation allowance                              (228,000)      (237,000)
                                                      ---------      ---------

                                                      $       -      $       -
                                                      =========      =========


3.   Related party transactions

     For the period of inception of the development stage to December 31, 1998, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the nine months ended December 31, 1997, and 1998, and from inception of the development stage, the Company incurred legal costs of $5,831, $11,637 and $71,873, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

                          COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               December 31, 1998


3.   Related party transactions (continued)

     During the nine months ended December 31, 1998, the Company reimbursed travel expenses of $7,515 to the Company's president.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Material Changes in Financial Condition
     ---------------------------------------

     At December 31, 1998, the Company had working capital of $95,508 as compared to working capital of $117,617 on March 31, 1998. The decrease is attributable primarily to a net operating loss for the nine month period of $22,694. This was caused principally by costs and expenses consisting of legal fees of $11,637, accounting fees of $4,985, travel expenses of $7,515, miscellaneous expenses of $1,707 with minimal offsetting interest and miscellaneous income of $3,735. No charges have been made for management of the Company for the nine month period ended December 31, 1998 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

     Material Changes in Results of Operations
     -----------------------------------------

     The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

     Management has considered the impact of the year 2000 on its operations and believes that some of its software and hardware many not be year 2000 compliant. The Company intends to upgrade its hardware and software, as necessary to achieve year 2000 compliance. Management does not believe the costs to upgrade the Company's hardware and software will have a material effect on the results of operations.

                                    PART II

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         Exhibit 27 - Financial Data Schedule

     B.  Reports on Form 8-K

         During the quarter ended December 31, 1998, the Registrant has filed no reports on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Date: January 29, 1999
                                                      /s/ David W. Brenman
                                                   ---------------------------
                                                   David W. Brenman, President