Form 10KSB40
period 1999-03-31
COGENCO INTERNATIONAL INC
filed 1999-06-17
CIK 730729

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 1999

                                       OR

  [   ]        TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                        Commission file number: 2-87052-D

                           COGENCO INTERNATIONAL, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

           Colorado                                              84-0914754
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             Mellon Financial Center
                         Suite 1001, 1775 Sherman Street
                                Denver, Colorado                    80203
                                ----------------                    -----
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for its most recent fiscal year: $4,873.

     Aggregate market value of voting stock held by non-affiliates as of March 31, 1999: $-0-. There is currently no trading market for the Registrant's securities.

     Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 1998: 1,788,756.

     Documents incorporated by reference: See Part IV, Item 13 - "Exhibits and Reports on Form 8-K" for a listing of documents incorporated by reference into this annual report on Form 10-KSB.

                           COGENCO INTERNATIONAL, INC.

                                   FORM 10-KSB

                                     PART I


     STATEMENTS MADE IN THIS FORM 10-KSB THAT ARE NOT HISTORICAL OR CURRENT FACTS ARE "FORWARD-LOOKING STATEMENTS" MADE PURSUANT TO THE SAFE HARBOR PROVISIONS IN THE FEDERAL SECURITIES LAWS. THESE STATEMENTS OFTEN CAN BE IDENTIFIED BY THE USE OF TERMS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "ESTIMATE," OR "CONTINUE," OR THE NEGATIVE THEREOF. SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE MADE. ANY FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT'S BEST JUDGMENT AS TO WHAT MAY OCCUR IN THE FUTURE. HOWEVER, FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND IMPORTANT FACTS BEYOND THE CONTROL OF THE COMPANY THAT COULD CAUSE ACTUAL RESULTS AND EVENTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OF OPERATIONS AND EVENTS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. THE COMPANY DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENT OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

     Item 1. Description of Business
     -------------------------------

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

Year 2000 Issue
---------------

     The Company's management does not believe that the Company will be materially adversely affected by the computer software Year 2000 issue. The Company does not have significant exposure to the Year 2000 issue. The Company's vendors and suppliers may have some exposure to the issue but at this time, management does not anticipate a material adverse impact on the Company's operations. The Company believes that some of its software and hardware may not be Year 2000 compliant and intends to upgrade its hardware and software, as necessary to achieve Year 2000 compliance. It is believed that costs to upgrade the Company's hardware and software will not materially effect the results of operations.

Item 2. Description of Property
-------------------------------

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

Item 3. Legal Proceedings
-------------------------

     The Company is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

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

(b)  Holders.

     (b)(1) The approximate number of record holders of the Company's Common Stock, $.01 par value, as of April 16, 1999 was 839. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

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

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Results of Operations

Years Ended March 31,1998 and 1999.
-----------------------------------

     As stated above, the Company has been essentially inactive since early 1988 until the 1993 fiscal year. During this time the Company was, and since has been, investigating investment alternatives in the oil and gas industry but has been unsuccessful. As a result, during the last two fiscal years the Company achieved no operating revenues, but recognized a net loss of $(9,234) for the fiscal year ended March 31, 1998 as compared to a net loss of $(23,662) for the fiscal year ended March 31, 1999. The larger net loss during the 1999 fiscal year was due to travel expenses of $7,515 paid to the Company's President in 1999 as compared to $-0- paid in 1998, legal fees of $12,336 in 1999 and $7,197 in 1998, and general and administrative of $7,904 in 1999 and $5,115 in 1998. The Company is attempting to finance new business operations at the present time.

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

     The Company will continue reviewing opportunities in the oil and gas industry. However, the Company may propose other investments in companies having interests other than oil and gas. Because the Company may need a substantial amount of capital from third parties, there can be no assurance that the Company will be able to invest in other business opportunities.

     As of this date, the Company has not identified any properties to be acquired at the present time. Until properties are acquired, the Company's available cash is expected to satisfy its cash requirements during the fiscal year ending March 31, 2000. For more information, see Item 1 "Description of Business."

Item 7. Financial Statements
----------------------------

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

     Balance Sheet - March 31, 1998 and 1999............................  F-2

     Statement of  Operations  - For the Years
       Ended March 31, 1998 and 1999 and
       Cumulative Amounts from Inception
       of the Development Stage (July 26, 1990)
       through March 31, 1999...........................................  F-3

     Statement of Stockholders' Equity (Deficit) -
       For the Period from Inception of the Development
       Stage (July 26, 1990) through March 31, 1999.....................  F-4

     Statement of Cash Flows - For the Years
       Ended March 31, 1998 and 1999 and
       Cumulative Amounts from Inception of
       the Development Stage (July 26, 1990) through
       March 31, 1999...................................................  F-7

     Notes to Financial Statements - For the
       Years Ended March 31, 1998 and 1999 .............................  F-8


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

     Since inception, the Company has not filed a Form 8-K reporting a change of accountants, nor has there been any material disagreement with its accountants on any matter regarding accounting or financial disclosure.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

(a)  Identification of Directors and Executive Officers.

     The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

     The current sole officer and director of the Company is:

Name                             Age          Position
----                             ---          --------

David W. Brenman                 43           Director, President, Secretary and
                                              Treasurer

The sole director intends to appoint additional directors when appropriate.

     David W. Brenman, age 43, is currently engaged as an independent financial consultant, which he has been since 1988. From 1987 to 1988 Mr. Brenman was a vice president of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc. From 1984 to 1986 Mr. Brenman served as President of the Company and from 1984 until the present has served as a director. From 1979 until 1984, Mr. Brenman was an associate with the law firm of Brenman Raskin & Friedlob, P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law. Mr. Brenman received a B.A. degree from the University of Washington in accounting, a J.D. degree from the University of Denver, College of Law and an L.L.M. in taxation from New York University. Mr. Brenman serves on the board of directors of U. S. Energy Corp., a publicly held corporation engaged in the mining business. Mr. Brenman currently serves, and since December 1990 has served, as President and Treasurer of the Company and has served as the Company's Secretary since December 1994.


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

(e)  Compliance with Section 16(a) of the Exchange Act.

     Not applicable.

Item 10. Executive Compensation
-------------------------------

Cash Compensation.

     During the past three (3) fiscal years, no officer of the Company received any compensation. David W. Brenman, the Company's president and chief executive officer, received total cash reimbursements of $4,228, $-0- and $7,515 for travel expenses incurred by him during the 1997, 1998 and 1999 fiscal years, respectively.

     Mr. Brenman has received no stock options, employee benefits, or other form of direct or indirect remuneration from the Company during the 1997, 1998 and 1999 fiscal years. Mr. Brenman is currently devoting such time as is necessary to the affairs of the Company to seek out a merger candidate or an investment opportunity.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a)(b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of April 30, 1999, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock, by each person who is an officer and/or director of the Company and by all officers and directors of the Company as a group. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's Common Stock.

                                                     Amount and
              Name and Address                       Nature of
Title of       of Beneficial                         Beneficial       Percent of
 Class             Owner                               Owner             Class
 -----             -----                               -----             -----

Common        David W. Brenman                       497,042 (1)         27.8%
Stock         1775 Sherman Street
              Suite 1001
              Denver, CO 80203

Common        Saga Investments, Inc.                 543,334(1)          30.4%
Stock         c/o Peter Desjardins
              Suite 1301, Arbift Tower
              P. O. Box 5724
              Dubai, United Arab Emirates

Common        Brenman Bromberg & Tenenbaum, P.C.     593,476 (1)(2)      33.2%
Stock         1775 Sherman Street
              Suite 1001
              Denver, CO  80203

Common        Officers and                           497,042 (1)         27.8%
Stock         directors as a
              group (one
              person)

--------------

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


Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

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
------------------------------------------

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

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 1999
                                     COGENCO INTERNATIONAL, INC.



                                     By /s/ David W. Brenman
                                        ---------------------------------
                                        David W. Brenman, President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



Date: June 16, 1999                  By /s/ David W. Brenman
                                        ----------------------------------------
                                        David W. Brenman, President, Principal
                                        Executive Officer, Principal Accounting
                                        Officer, Principal Financial Officer
                                        and sole Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



   The Board of Directors and Shareholders
   Cogenco International, Inc.


   We have audited the balance sheet of Cogenco International, Inc. (a development stage company) as of March 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (July 26, 1990) through March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogenco International, Inc. as of March 31, 1998 and 1999, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage through March 31, 1999, in conformity with generally accepted accounting principles.



   Denver, Colorado                                   CAUSEY DEMGEN & MOORE INC.
   April 22, 1999

                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                             March 31, 1998 and 1999

                                     ASSETS

                                                            1998        1999
                                                         ---------    --------
Current asset:
   Cash, in interest bearing accounts                   $  117,617  $   94,735

Computer equipment, at cost, net of accumulated
   depreciation of $1,789 (1998) and $2,569 (1999)           1,783       1,003
                                                        ----------  ----------

                                                       $   119,400  $   95,738
                                                       ===========  ==========


                              STOCKHOLDERS' EQUITY


Contingencies (Note 2)

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding        $        -  $        -
   Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and outstanding     17,888      17,888
   Additional paid-in capital                            2,054,400   2,054,400
   Accumulated deficit (including $607,089 deficit
    accumulated during the development stage)           (1,952,888) (1,976,550)
                                                        ----------  ----------

    Total stockholders' equity                          $  119,400  $   95,738
                                                        ==========  ==========



                            See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                             March 31, 1998 and 1999


       For the Years Ended March 31, 1998 and 1999 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through March 31, 1999


                                                                    Cumulative
                                                                    amounts from
                                                 1998       1999    Inception
                                                -----       -----   ------------
Revenues:
   Interest income                             $ 4,230     $ 4,873    $ 33,017

Costs and expenses:
   Legal fees - related party (Note 5)           7,197      12,336     160,793
   Consulting and travel expenses -
    related party                                    -       7,515     152,380
   Dry hole costs (Note 6)                           -           -     123,086
   General and administrative                    5,115       7,904     201,278
   Depreciation                                  1,152         780       2,569
                                             ---------  ----------  ----------

    Total costs and expenses                    13,464      28,535     640,106
                                             ---------  ----------  ----------

      Net loss (Note 4)                      $  (9,234)  $ (23,662) $ (607,089)
                                             =========  ==========  ==========

Basic and diluted loss per common share        $ (0.01)    $ (0.01)    $ (0.47)
                                             =========   =========  ==========

Weighted average number of common
   shares outstanding                        1,788,756   1,788,756   1,284,803
                                             =========   =========   =========



                            See accompanying notes.



                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

 For the Period from Inception of the Development  Stage (July 26, 1990) through March 31, 1999


                                                                    Additional                  Total
                                                   Common stock       paid-in   Accumulated  stockholders'
                                                 Shares     Amount    capital     deficit      equity
                                                 ------     ------  ----------  -----------  -------------

Balance at July 25, 1990                         72,415    $   724  $1,358,508  $(1,369,461)  $ (10,229)

Sale of common stock to employees of the
   related law firm for cash ($.50 per share)
   July 26, 1990                                 13,600        136       6,664            -       6,800

Sale of common stock to an unrelated entity
   for cash ($.50 per share) July 26, 1990       12,000        120       5,880            -       6,000

Shares of common stock issued in settlement
   of an account payable to the related law
   firm in October 1990 ($.50 per share)          1,985         20         973            -         993

Net loss for the period ended March 31, 1991          -          -           -      (11,922)    (11,922)
                                             ----------    -------  ----------  -----------    --------

Balance at March 31, 1991                       100,000      1,000   1,372,025   (1,381,383)     (8,358)

Shares of common stock issued in settlement
   of an account payable to the related law
   firm in February 1992 ($.50 per share)        28,756        288      13,975            -      14,263

Net loss for the year ended March 31, 1992            -          -           -      (13,545)    (13,545)
                                             ----------    -------  ----------  -----------    --------

Balance, March 31, 1992                         128,756      1,288   1,386,000   (1,394,928)     (7,640)

Sale of common stock to two individuals for
   cash and cash payments to the Company's
   President in March 1993 ($.11 per share)
   (Note 3)                                   1,610,000     16,100     158,900            -     175,000

                                  (Continued)
                            See accompanying notes.


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

 For the Period from Inception of the Development  Stage (July 26, 1990) through March 31, 1999


                                                                    Additional                  Total
                                                   Common stock       paid-in   Accumulated  stockholders'
                                                 Shares     Amount    capital     deficit      equity
                                                 ------     ------  ----------  -----------  -----------


Net loss for the year ended March 31, 1993            -          -           -     (100,291)   (100,291)
                                              ---------    -------  ----------  -----------    --------
Balance, March 31, 1993                       1,738,756     17,388   1,544,900   (1,495,219)     67,069

Capital contribution of two shareholders
   consisting of cash payments to the
   Company's president in April 1993 (Note 3)         -          -      10,000            -      10,000

Sale of stock to an individual for cash
   ($10.per share) (Note 3)                      50,000        500     499,500            -     500,000

Net loss for the year ended March 31, 1994            -          -           -     (368,020)   (368,020)
                                              ---------    -------  ----------  -----------    --------
Balance, March 31, 1994                       1,788,756     17,888   2,054,400   (1,863,239)    209,049

Net loss for the year ended March 31, 1995            -          -           -      (42,581)    (42,581)
                                              ---------    -------  ----------  -----------    --------
Balance, March 31, 1995                       1,788,756     17,888   2,054,400   (1,905,820)    166,468

Net loss for the year ended March 31, 1996            -          -           -      (25,813)    (25,813)
                                              ---------    -------  ----------  -----------    --------

Balance, March 31, 1996                       1,788,756     17,888   2,054,400   (1,931,633)    140,655

Net loss for the year ended March 31, 1997            -          -           -      (12,021)    (12,021)
                                              ---------    -------  ----------  -----------    --------
Balance, March 31, 1997                       1,788,756     17,888   2,054,400   (1,943,654)    128,634

Net loss for the year ended March 31, 1998            -          -           -       (9,234)     (9,234)
                                              ---------    -------  ----------  -----------    --------
Balance, March 31, 1998                       1,788,756     17,888   2,054,400   (1,952,888)    119,400



                                  (Continued)
                             See accompanying notes.


                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

 For the Period from Inception of the Development  Stage (July 26, 1990) through March 31, 1999


                                                                    Additional                  Total
                                                   Common stock       paid-in   Accumulated  stockholders'
                                                 Shares     Amount    capital     deficit      equity
                                                 ------     ------  ----------  -----------  -------------

Net loss for the year ended March 31, 1999            -          -           -      (23,662)    (23,662)
                                              ---------    -------  ----------  -----------    --------

Balance, March 31, 1999                       1,788,756    $17,888  $2,054,400  $(1,976,550)   $ 95,738
                                              =========    =======  ==========  ===========    ========


                             See accompanying notes.

                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

       For the Years Ended March 31, 1998 and 1999 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through March 31, 1999

                                                                     Cumulative
                                                                    amounts from
                                                  1998        1999  Inception
                                                  ----        ----  -----------
Cash flows from operating activities:
   Net loss                                     $ (9,234)  $ (23,662)$ (607,089)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation expense                         1,152         780      2,569
      Consulting fees paid directly by
       common stock purchasers                         -           -     50,000
      Increase (decrease) in accounts
       payable                                         -           -      4,997
                                               ---------    --------   --------

      Net cash used in operations                 (8,082)    (22,882)  (549,523)

Cash flows from investing activities:
   Purchase of computer equipment                      -           -     (3,572)
                                               ---------    --------   --------

      Net cash used in investing activities            -           -     (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock                  -           -    647,800
   Short-term borrowings                               -           -    100,000
   Repayments of short-term borrowings                 -           -   (100,000)
                                               ---------    --------   --------
      Net cash provided by financing
       activities                                      -           -    647,800
                                               ---------    --------   --------
Net increase (decrease) in cash                   (8,082)    (22,882)    94,705

Cash and cash equivalents at
   beginning of year                             125,699     117,617         30
                                               ---------   ---------   --------

Cash and cash equivalents at
   end of year                                 $ 117,617    $ 94,735   $ 94,735
                                               ==========   =========  ========

Supplemental disclosure of non-cash financing activities:

   Consulting fees paid directly by
    common stock purchasers                         $ -         $ -    $ 50,000
                                                    ====        ====   ========

   Stock issued in settlement of an account
    payable to a related party                      $ -         $ -    $ 15,256
                                                    ====        ====   ========


                             See accompanying notes.

                          COGENCO INTERNATIONAL, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                              March 31, 1998 and 1999



1. Significant accounting policies

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

                            COGENCO INTERNATIONAL, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                              March 31, 1998 and 1999

1. Significant accounting policies (continued)

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At times during the year, the Company's cash deposits exceeded the FDIC insurance limit.

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

                              March 31, 1998 and 1999



3. Stockholders' equity (continued)

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

   On January 15, 1994, a company owned by the two individuals purchased for $10 warrants to purchase 750,000 shares of the Company's common stock at $10 per share exercisable through June 30, 1998. These warrants expired unexercised on June 30, 1998.

4. Income taxes

   No provision for income taxes is required for the years ended March 31, 1998 and 1999 or the period from inception of the development stage (July 26, 1990) through March 31, 1999 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $177,000, of which only $11,800 may be used in any one year. If not used to offset future taxable income, the carryforwards will expire as follows:

                            COGENCO INTERNATIONAL, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                              March 31, 1998 and 1999




4. Income taxes (continued)

                    2003                         $  19,000
                    2004                            36,000
                    2005                             5,000
                    2006                            14,000
                    2007                           103,000
                    2008                           367,000
                    2009                            42,000
                    2010                            26,000
                    2011                            11,000
                    2012                            12,000
                    2013                             9,000
                    2019                            24,000
                                                 ---------

                                                 $ 668,000
                                                 =========

   As of March 31, 1998 and 1999, total deferred tax assets and valuation allowance are as follows:

                                                    1998          1999
                                                    ----          ----

     Deferred tax assets resulting from loss
      carryforward                               $ 228,000      $ 237,000
     Valuation allowance                          (228,000)      (237,000)
                                                 ---------      ---------
                                                 $       -      $       -
                                                 =========      =========


5. Related party transactions

   For the years ended March 31, 1998 and 1999 and during the period from inception of the development stage, the Company incurred legal costs of $0, $0 and $88,221, respectively, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

   For the years ended March 31, 1998 and 1999 and during the period from inception of the development stage, the Company incurred legal costs of $7,197, $12,336, and $72,572, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

                            COGENCO INTERNATIONAL, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                              March 31, 1998 and 1999



6. Dry hole costs

   The Company entered into a letter of intent with Cody Resources, Inc., a privately-held corporation engaged in the oil and gas production industry, in April of 1993, which provided for the drilling of a test well in the West Pine Prospect, Victoria County, Texas. The results of the initial drilling were unsuccessful. The Company's share of the related dry hole costs amounted to $123,086.