Form 10QSB
period 1999-06-30
COGENCO INTERNATIONAL INC
filed 1999-07-27
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                    FORM 10-QSB




 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

                                        OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:   2 - 87052 - D
                          -------------


                           Cogenco International, Inc.
                           ---------------------------
          (Exact name of Registrant as specified in its charter)


            Colorado                                         84-0914754
            --------                                         ----------
(State or other jurisdiction of                    (IRS Employer Identification
 incorporation or organization)                     Number)

            Suite 1001, 1775 Sherman Street, Denver, Colorado 80203
            -------------------------------------------------------
             (Address of principal executive offices and Zip Code)

                                 (303) 894-0234
                                 --------------
                        (Registrant's telephone number)

                                       N/A
                                       ---
               (Former name, former address and former fiscal year,
                           if changed since last report)

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

The number of shares outstanding of the issuer's classes of common stock, as of July 23, 1999 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

    PART I. FINANCIAL INFORMATION
    -----------------------------

    Balance Sheet - March 31, 1999 and June 30, 1999 (unaudited)              1

    Statement of Operations - For the Three Months Ended June 30, 1998
    and 1999 and Cumulative Amounts from Inception of the  Development
    Stage (July 26, 1990) through June 30, 1999 (unaudited)                   2

    Statement of Stockholders' Equity - For the Three Months Ended
    June 30, 1999 (unaudited)                                                 3

    Statement  of Cash Flows - For the Three Months Ended June 30, 1998
    and 1999 and Cumulative Amounts from  Inception of the  Development
    Stage (July 26, 1990) through June 30, 1999 (unaudited)                   4

    Notes to Unaudited Financial Statements                                   5

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                     6

    PART II. OTHER INFORMATION                                                6
    --------------------------

                          COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                        March 31, 1999 and June 30, 1999
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                        March 31,    June 30,
                                                          1999        1999
                                                        ---------    --------
Current asset:
   Cash, in interest bearing accounts                     $ 94,735    $ 90,364

Computer equipment, at cost, net of accumulated
   depreciation of $2,569 (March) and $2,694 (June)          1,003         878
                                                          --------    --------

                                                          $ 95,738    $ 91,242
                                                          ========    ========


                              STOCKHOLDERS' EQUITY
                              --------------------

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding          $      -    $      -

   Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and outstanding     17,888      17,888

   Additional paid-in capital                            2,054,400   2,054,400

   Accumulated deficit (including $611,585 deficit
    accumulated during the development stage)           (1,976,550) (1,981,046)
                                                        ----------  ----------

    Total stockholders' equity                            $ 95,738    $ 91,242
                                                        ==========    ========



                             See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
    For the Three Months Ended June 30, 1998 and 1999 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through June 30, 1999
                                   (Unaudited)

                                                                     Cumulative
                                         Three Months Ended June 30 amounts from
                                                1998         1999     Inception
                                                ----         ----     ---------

Revenues:
   Interest income                            $ 1,137       $ 1,054    $ 34,071

Costs and expenses:
   Legal fees - related party (Note 3)          5,760         1,460     162,253
   Consulting and travel expenses -
    related party                               7,515             -     152,380
   Dry hole costs (Note 3)                          -             -     123,086
   General and administration                   3,136         3,965     205,243
   Depreciation                                   195           125       2,694
                                             --------       -------   ---------

    Total costs and expenses                   16,606         5,550     645,656
                                             --------       -------   ---------

       Net loss (Note 2)                     $(15,469)      $(4,496)  $(611,585)
                                             ========       =======   =========

Basic and diluted loss per common share       $ (0.01)            *     $ (0.47)
                                              =======       =======     =======

Weighted average number of common
   shares outstanding                       1,788,756     1,788,756   1,298,866
                                            =========     =========   =========

    *   Less than $.01 per share



                           See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Three Months Ended June 30, 1999
                                  (Unaudited)

                                                                         Additional                         Total
                                                  Common stock             paid-in        Accumulated   stockholders'
                                              Shares          Amount       capital          deficit         equity
                                            ---------       --------     ----------       -----------      -------

Balance at March 31, 1999                   1,788,756       $ 17,888     $2,054,400       $(1,976,550)     $95,738

   Net loss for the three months ended
    June 30, 1999                                   -              -              -            (4,496)      (4,496)
                                            ---------       --------     ----------       -----------      -------

Balance, June 30, 1999                      1,788,756       $ 17,888     $2,054,400       $(1,981,046)     $91,242
                                            =========       ========     ==========       ===========      =======



                            See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
    For The Three Months Ended June 30, 1998 and 1999 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through June 30, 1999
                                   (Unaudited)
                                                                     Cumulative
                                        Three Months Ended June 30, amounts from
                                              1998        1999        Inception
                                              ----        ----        ---------
Cash flows from operating activities:
   Net loss                                $ (15,469)   $ (4,496)   $ (611,585)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation expense                       195         125         2,694
      Consulting fees paid directly by
       common stock purchasers                     -           -        50,000
      Increase in interest receivable           (440)          -             -
      Increase in accounts payable             3,930           -         4,997
                                            --------     -------      --------

      Net cash used in operations            (11,784)     (4,371)     (553,894)

Cash flows from investing activities:
   Purchase of certificate of deposit       (100,000)          -             -
   Purchase of computer equipment                  -           -        (3,572)
                                            --------     -------      --------

      Net cash used in investing activities (100,000)          -        (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock              -           -       647,800
   Short-term borrowings                           -           -       100,000
   Repayments of short-term borrowings             -           -      (100,000)
                                            --------     -------      --------

      Net cash provided by financing
       activities                                  -           -       647,800
                                            --------     -------      --------

Net increase (decrease) in cash             (111,784)     (4,371)       90,334

Cash and cash equivalents at
   beginning of year                         117,617      94,735            30
                                            --------     -------      --------

Cash and cash equivalents at
   end of year                               $ 5,833    $ 90,364      $ 90,364
                                            ========    ========      ========



                             See accompanying notes.

                          COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 June 30, 1999



1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1999 and June 30, 1999, and the results of operations and cash flows for the periods ended June 30, 1998 and 1999.

   Concentration of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC).

2. Income taxes

   No provision for income taxes is required at March 31, 1999 and June 30, 1999 because, in management's opinion, the effective tax rate for the years will be zero.

   As of March 31, 1999 and June 30, 1999, total deferred tax assets and valuation allowance are as follows:

                                                      March 31,      June 30,
                                                        1999          1999
                                                        ----          ----

    Deferred tax assets resulting from loss
     carryforward                                    $ 237,000      $ 239,000
    Valuation allowance                               (237,000)      (239,000)
                                                     ---------      ---------

                                                     $       -      $       -
                                                     =========      =========


3. Related party transactions

   For the period of inception of the development stage to June 30, 1999, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

   For the three months ended June 30, 1998, and 1999, and from inception of the development stage, the Company incurred legal costs of $5,760, $1,460 and $74,032, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

   During the three months ended June 30, 1998, the Company reimbursed travel expenses of $7,515 to the Company's president.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At June 30, 1999, the Company had working capital of $91,242 as compared to working capital of $95,738 on March 31, 1999. The decrease is attributable primarily to a net operating loss for the three month period of $4,496. This was caused principally by costs and expenses consisting of legal fees of $1,460, accounting fees of $3,275, miscellaneous expenses of $815 with minimal offsetting interest and miscellaneous income of $1,054. No charges have been made for management of the Company for the three month period ended June 30, 1999 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

   Material Changes in Results of Operations

   The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

   Management has considered the impact of the year 2000 on its operations and believes that some of its software and hardware may not be year 2000 compliant. The Company intends to upgrade its hardware and software, as necessary to achieve year 2000 compliance. Management does not believe the costs to upgrade the Company's hardware and software will have a material effect on the results of operations.

   PART II

   Item 6.  Exhibits and Reports on Form 8-K

   A. Exhibits

      Exhibit 27 - Financial Data Schedule

   B. Reports on Form 8-K

      During the quarter ended June 30, 1999, the Registrant has filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 1999                                /s/ David W. Brenman
                                                   --------------------------
                                                   David W. Brenman, President