Form 10QSB
period 1999-09-30
COGENCO INTERNATIONAL INC
filed 1999-11-04
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                    FORM 10-QSB




 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----        EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

                                        OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----        EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:   2 - 87052 - D
                          -------------

                          Cogenco International, Inc
--------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          Colorado                                         84-0914754
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (IRS Employer Identification
 incorporation or organization)                   Number)

             Suite 1001, 1775 Sherman Street, Denver, Colorado 80203
--------------------------------------------------------------------------------
             (Address of principal executive offices and Zip Code)

                            (303) 894-0234
--------------------------------------------------------------------------------
                     (Registrant's telephone number)

                                  N/A
--------------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of October 29, 1999 is 1,788,756 shares, $.01 par value.

                            COGENCO INTERNATIONAL, INC.
                           (A Development Stage Company)


                                       INDEX
                                       -----


                                                                       Page No.
                                                                       --------

    PART I. FINANCIAL INFORMATION
    -----------------------------

    Balance Sheet - March 31, 1999 and September 30, 1999 (unaudited)      1

    Statement of Operations - For the Three Months Ended September 30,
    1998 and 1999 (Unaudited)                                              2

    Statement of Operations - For the Six Months Ended September 30,
    1998 and 1999 and Cumulative Amounts from Inception of the
    Development Stage (July 26, 1990) through September 30, 1999
    (unaudited)                                                            3

    Statement of Stockholders' Equity - For the Six Months Ended
    September 30, 1999 (unaudited)                                         4

    Statement of Cash Flows - For the Six Months Ended September 30,
    1998 and 1999 and Cumulative Amounts from Inception of the
    Development Stage (July 26, 1990) through September 30, 1999
    (unaudited)                                                            5

    Notes to Unaudited Financial Statements                                6

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                  7

    PART II. OTHER INFORMATION                                             7
    --------------------------

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      March 31, 1999 and September 30, 1999
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                      March 31,    September 30,
                                                         1999          1999
                                                         ----          ----

Current asset:
   Cash, in interest bearing accounts                  $94,735        $89,450

Computer equipment, at cost, net of accumulated
   depreciation of $2,569 (March) and $2,819
   (September)                                           1,003            753
                                                       -------        -------

                                                      $ 95,738        $90,203
                                                      ========        =======


                              STOCKHOLDERS' EQUITY
                              --------------------


Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
    shares authorized, no shares issued and out-
    standing                                         $        -    $        -
   Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and out-
    standing                                             17,888        17,888
   Additional paid-in capital                         2,054,400     2,054,400
   Accumulated deficit (including $612,624 deficit
    accumulated during the development stage at
    September 30, 1999)                              (1,976,550)   (1,982,085)
                                                     ----------    ----------

    Total stockholders' equity                       $   95,738    $   90,203
                                                     ==========    ==========



                            See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

             For the Three Months Ended September 30, 1998 and 1999
                                   (Unaudited)


                                                       1998            1999
                                                       ----            ----

Revenues:
   Interest income                                 $     1,328      $     1,027

Costs and expenses:
   Legal fees - related party (Note 3)                   4,197              774
   General and administration                            2,773            1,167
   Depreciation                                            195              125
                                                   -----------      -----------

    Total costs and expenses                             7,165            2,066
                                                   -----------      -----------

      Net loss (Note 2)                            $    (5,837)     $    (1,039)
                                                   ===========      ===========

Basic and diluted loss per common share                      *                *
                                                   ===========      ===========

Weighted average number of common
   shares outstanding                                1,788,756        1,788,756
                                                   ===========      ===========

    *   Less than $.01 per share



                            See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

For the Six Months Ended September 30, 1998 and 1999 and Cumulative Amounts from
 Inception of the Development Stage (July 26, 1990) Through September 30, 1999
                                   (Unaudited)



                                    Six Months Ended September 30,   Cumulative
                                    ------------------------------  amounts from
                                         1998            1999        Inception
                                         ----            ----        ---------

Revenues:
   Interest income                    $  2,465       $   2,081       $  35,098

Costs and expenses:
   Legal fees - related party (Note 3)   9,957           2,234         163,027
   Consulting and travel expenses -
    related party (Note 3)               7,515               -         152,380
   Dry hole costs                            -               -         123,086
   General and administration            5,909           5,132         206,410
   Depreciation                            390             250           2,819
                                     ---------        --------       ---------

    Total costs and expenses            23,771           7,616         647,722
                                     ---------        --------       ---------

      Net loss (Note 2)              $ (21,306)       $ (5,535)      $(612,624)
                                     =========        ========       =========

Basic and diluted loss per common
 share                                       *               *       $   (0.47)
                                     =========       =========       =========

Weighted average number of common
   shares outstanding                1,788,756       1,788,756       1,312,307
                                     =========       =========       =========

    *   Less than $.01 per share



                            See accompanying notes.

                                     COGENCO INTERNATIONAL, INC.
                                    (A Development Stage Company)

                                  STATEMENT OF STOCKHOLDERS' EQUITY

                             For the Six Months Ended September 30, 1999
                                              (Unaudited)
                                               Common stock         Additional                   Total
                                           ---------------------     paid-in     Accumulated  stockholders'
                                             Shares      Amount      capital       deficit       equity
                                           ---------    --------    ----------   -----------  -------------

Balance at  March 31, 1999                 1,788,756    $ 17,888    $2,054,400   $(1,976,550)   $ 95,738

   Net loss for the six months ended
    September 30, 1999                             -           -             -        (5,535)     (5,535)
                                           ---------    --------    ----------   -----------    --------

Balance, September 30, 1999                1,788,756    $ 17,888    $2,054,400   $(1,982,085)   $ 90,203
                                           =========    ========    ==========   ===========    ========




                                      See accompanying notes.

                                   COGENCO INTERNATIONAL, INC.
                                  (A Development Stage Company)

                                     STATEMENT OF CASH FLOWS

        For the Six Months Ended September 30, 1998 and 1999 and Cumulative Amounts from
          Inception of the Development Stage (July 26, 1990) Through September 30, 1999
                                           (Unaudited)

                                                        Six Months Ended September 30,  Cumulative
                                                        ------------------------------ amounts from
                                                               1998         1999        Inception
                                                               ----         ----        ---------
Cash flows from operating activities:
   Net loss                                                 $ (21,306)   $  (5,535)     $(612,624)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation expense                                        390          250          2,819
      Consulting fees paid directly by
       common stock purchasers                                   --           --           50,000
      Increase (decrease) in accounts
       payable                                                   --           --            4,997
                                                            ---------    ---------      ---------

      Net cash used in operations                             (20,916)      (5,285)      (554,808)

Cash flows from investing activities:
   Purchase of computer equipment                                --           --           (3,572)
                                                            ---------    ---------      ---------

      Net cash used in investing activities                      --           --           (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock                            --           --          647,800
   Short-term borrowings                                         --           --          100,000
   Repayments of short-term borrowings                           --           --         (100,000)
                                                            ---------    ---------      ---------

      Net cash provided by financing
       activities                                                --           --          647,800
                                                            ---------    ---------      ---------

Net increase (decrease) in cash                               (20,916)      (5,285)        89,420

Cash and cash equivalents at
   beginning of year                                          117,617       94,735             30
                                                            ---------    ---------      ---------

Cash and cash equivalents at
   end of year                                              $  96,701    $  89,450      $  89,450
                                                            =========    =========      =========

Supplemental disclosure of non-cash financing activities:

   Consulting fees paid directly by
    common stock purchasers                                 $    --      $    --        $  50,000
                                                            =========    =========      =========

   Stock issued in settlement of an account
    payable to a related party                              $    --      $    --        $  15,256
                                                            =========    =========      =========


                                    See accompanying notes.
                                               5

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1999



1. Basis of presentation
   ---------------------

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1999 and September 30, 1999, and the results of operations and cash flows for the periods ended September 30, 1998 and 1999.

   Concentration of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC).

2. Income taxes
   ------------

   No provision for income taxes is required at March 31, 1999, and September 30, 1999 because, in management's opinion, the effective tax rate for the years will be zero.

   As of March 31, 1999 and September 30, 1999, total deferred tax assets and valuation allowance are as follows:

                                                  March 31,     September
                                                    1999        30, 1999
                                                  ---------     ---------
    Deferred tax assets resulting from loss
     carryforward                                 $ 237,000     $ 239,000
    Valuation allowance                            (237,000)     (239,000)
                                                  ---------     ---------

                                                  $       -     $       -
                                                  =========     =========

3. Related party transactions
   --------------------------

   For the period of inception of the development stage to September 30, 1999, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

   For the six months ended September 30, 1998, and 1999, and from inception of the development stage, the Company incurred legal costs of $9,957, $2,234 and $74,806 respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

   During the six months ended September 30, 1998, the Company reimbursed travel expenses of $7,515 to the Company's president.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At September 30, 1999, the Company had working capital of $89,450 as compared to working capital of $94,735 on March 31, 1999. The decrease is attributable primarily to a net operating loss for the three month period of $5,535. This was caused principally by costs and expenses consisting of legal fees of $2,234, accounting fees of $3,855, miscellaneous expenses of $1,527 with minimal offsetting interest and miscellaneous income of $2,081. No charges have been made for management of the Company for the six month period ended September 30, 1999 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

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

   PART II

   Item 6.  Exhibits and Reports on Form 8-K

   A. Exhibits

      Exhibit 27 - Financial Data Schedule

   B. Reports on Form 8-K

      During the quarter ended September 30, 1999, the Registrant has filed no reports on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 1999                          /s/ David W. Brenman
                                             --------------------------
                                             David W. Brenman, President