Form 10QSB
period 1999-12-31
COGENCO INTERNATIONAL INC
filed 2000-02-02
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                    FORM 10-QSB




 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                        OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:   2 - 87052 - D
                          -------------

                          Cogenco International, Inc.
            (Exact name of Registrant as specified in its charter)

      Colorado                                              84-0914754
(State or other jurisdiction of                     (IRS Employer Identification
 incorporation or organization)                      Number)

            Suite 1001, 1775 Sherman Street, Denver,  Colorado 80203
             (Address of principal executive offices and Zip Code)

                                 (303) 894-0234
                         (Registrant's telephone number)

                                     N/A
               (Former name, former address and former fiscal year,
                           if changed since last report)

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

The number of shares outstanding of the issuer's classes of common stock, as of January 27, 2000 is 1,788,756 shares, $.01 par value.

                            COGENCO INTERNATIONAL, INC.
                           (A Development Stage Company)


                                       INDEX
                                       -----

                                                                        Page No.
                                                                        --------

    PART I. FINANCIAL INFORMATION
    -----------------------------

    Balance Sheet - March 31, 1999 and December 31, 1999 (unaudited)           1

    Statement of Operations - For the Three Months Ended December 31,
    1998 and 1999 (Unaudited)                                                  2

    Statement of Operations - For the Nine Months Ended December 31,
    1998 and 1999 and Cumulative Amounts from Inception of the
    Development Stage (July 26, 1990) through December 31, 1999 (unaudited)    3

    Statement of Stockholders' Equity - For the Nine Months Ended
    December 31, 1999 (unaudited)                                              4

    Statement of Cash Flows - For the Nine Months Ended December 31, 1998
    and 1999 and Cumulative Amounts from Inception of the Development
    Stage (July 26, 1990) through December 31, 1999 (unaudited)                5

    Notes to Unaudited Financial Statements                                    6

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                      7

    PART II. OTHER INFORMATION                                                 7
    --------------------------                                                 -

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                 BALANCE SHEET

                      March 31, 1999 and December 31, 1999
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                        March 31,   December 31,
                                                          1999         1999
                                                          ----         ----
Current asset:
   Cash, in interest bearing accounts                     $ 94,735     $ 88,740

Computer equipment, at cost, net of accumulated
depreciation of $2,569 (March) and $2,944 (Decemeber)        1,003          628
                                                        ----------    ---------

                                                         $  95,738    $  89,368
                                                         =========    =========


                              STOCKHOLDERS' EQUITY
                              --------------------


Stockholders' equity:
 Preferred stock, $.01 par value; 10,000,000 shares
  authorized, no shares issued and outstanding               $ -          $ -
 Common stock, $.01 par value; 50,000,000 shares
  authorized, 1,788,756 shares issued and outsta            17,888       17,888
 Additional paid-in capital                              2,054,400    2,054,400
 Accumulated deficit (including $613,459 deficit
  accumulated during the development stage at
  December 31, 1999)                                    (1,976,550)  (1,982,920)
                                                       -----------  -----------

  Total stockholders' equity                           $    95,738  $    89,368
                                                       ===========  ===========

                            See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                            STATEMENT OF OPRTATIONS

              For the Three Months Ended December 31, 1998 and 1999
                                 (Unaudited)

                                                    1998       1999
                                                    ----       ----
Revenues:
   Interest income                               $ 1,270     $ 1,017

Costs and expenses:
   Legal fees - related party (Note 3)             1,680         506
   General and administration                        783       1,221
   Depreciation                                      195         125
                                                --------    ---------

    Total costs and expenses                       2,658        1,852
                                                --------    ---------

     Net loss (Note 2)                          $ (1,388)    $   (835)
                                                ========    =========

Basic and diluted loss per common share                *            *
                                                ========    =========

Weighted average number of common
   shares outstanding                          1,788,756    1,788,756
                                               =========    =========

    *  Less than $.01 per share

                             See accompanying notes

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                            STATEMENT OF OPERATIONS

For the Nine Months Ended December 31, 1998 and 1999 and Cumulative Amounts from
   Inception of the Development Stage (July 26, 1990) Through December 31, 1999
                                  (Unaudited)

                                  Nine Months Ended December 31,  Cumulative
                                  ------------------------------  amounts from
                                        1998           1999       Inception
                                        ----           ----       ---------

Revenues:
   Interest income                    $  3,735       $  3,098     $ 36,115

Costs and expenses:
   Legal fees - related party (Note 3)  11,637          2,740      163,533
   Consulting and travel expenses -
    related party (Note 3)               7,515              -      152,380
   Dry hole costs                            -              -      123,086
   General and administration            6,692          6,353      207,631
   Depreciation                            585            375        2,944
                                    ----------      ---------  -----------

    Total costs and expenses            26,429          9,468      649,574
                                    ----------      ---------  -----------

     Net loss (Note 2)              $ (22,694)      $ (6,370)  $ (613,459)
                                    ==========      =========  ===========

Basic and diluted loss per common
   share                                   *              *    $    (0.46)
                                    ==========      =========  ===========

Weighted average number of common
   shares outstanding                1,788,756      1,788,756    1,325,031
                                    ==========     ==========  ===========

    *  Less than $.01 per share


                             See accompanying notes

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                   For the Nine Months Ended December 31, 1999
                                  (Unaudited)

                                                            Additional                      Total
                                         Common stock        paid-in       Accumulated  stockholders'
                                       Shares      Amount    capital        deficit        equity
                                    -----------  --------- -----------   -------------- -----------

Balance,  March 31, 1999             1,788,756   $ 17,888  $ 2,054,400   $  (1,976,550)  $  95,738

   Net loss for the nine months ended
    December 31, 1999                         -          -           -          (6,370)     (6,370)
                                     ----------  --------- -----------   -------------   ---------

Balance, December 31, 1999            1,788,756  $  17,888 $ 2,054,400   $  (1,982,920)  $  89,368
                                     ==========  ========= ===========   =============   =========



                             See accompanying notes

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

For the Nine Months Ended December 31, 1998 and 1999 and Cumulative Amounts from
 Inception of the Development Stage (July 26, 1990) Through December 31, 1999

                                         Nine Months Ended December  Cumulative
                                         -------------------------- amounts from
                                           31, 1998     31, 1999     Inception
                                           --------     --------     ---------
Cash flows from operating activities:
   Net loss                                $(22,694)    $(6,370)      $(613,459)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
     Depreciation expense                       585         375           2,944
     Consulting fees paid directly by
      common stock purchasers                     -           -          50,000
     Increase (decrease) in accounts
      payable                                     -           -           4,997
                                           --------     -------       ---------

     Net cash used in operations            (22,109)     (5,995)       (555,518)

Cash flows from investing activities:
   Purchase of computer equipment                 -           -          (3,572)
                                           --------     -------       ---------

     Net cash used in investing activities        -           -          (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock             -           -         647,800
   Short-term borrowings                          -           -         100,000
   Repayments of short-term borrowings            -           -        (100,000)
                                           --------     -------       ---------

     Net cash provided by financing
      activities                                  -           -         647,800
                                           --------     -------       ---------

Net increase (decrease) in cash             (22,109)     (5,995)         88,710

Cash and cash equivalents at
   beginning of year                        117,617      94,735              30
                                           --------     -------       ---------

Cash and cash equivalents at
   end of year                             $ 95,508   $  88,740       $  88,740
                                           ========   =========       =========

Supplemental disclosure of non-cash financing activities:

   Consulting fees paid directly by
    common stock purchasers                $      -   $       -       $  50,000
                                           ========   =========       =========

   Stock issued in settlement of an account
    payable to a related party             $      -   $       -       $  15,256
                                           ========   =========       =========


                             See accompanying notes

                            COGENCO INTERNATIONAL, INC.
                           (A Development Stage Company)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 December 31, 1999



1. Basis of presentation
------------------------

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1999 and December 31, 1999, and the results of operations and cash flows for the periods ended December 31, 1998 and 1999.

   Concentration of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC).

2. Income taxes
---------------

   No provision for income taxes is required at March 31, 1999, and December 31, 1999 because, in management's opinion, the effective tax rate for the years will be zero.

   As of March 31, 1999 and December 31, 1999, total deferred tax assets and valuation allowance are as follows:

                                             March 31,   December 31,
                                                1999         1999
                                                ----         ----
   Deferred tax assets resulting from loss
    carryforward                            $  237,000   $  239,000
   Valuation allowance                        (237,000)    (239,000)
                                            ----------   ----------

                                            $        -   $        -
                                            ==========   ==========


3. Related party transactions
-----------------------------

   For the period of inception of the development stage to December 31, 1999, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

   For the nine months ended December 31, 1998, and 1999, and from inception of the development stage, the Company incurred legal costs of $11,637, $2,740 and $75,312 respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

   During the nine months ended December 31, 1998, the Company reimbursed travel expenses of $7,515 to the Company's president.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At December 31, 1999, the Company had working capital of $88,740 as compared to working capital of $94,735 on March 31, 1999. The decrease is attributable primarily to a net operating loss for the nine month period of $6,370. This was caused principally by costs and expenses consisting of legal fees of $2,740, accounting fees of $4,505, miscellaneous expenses of $1,848 with minimal offsetting interest income of $3,098. No charges have been made for management of the Company for the nine month period ended December 31, 1999 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

   Material Changes in Results of Operations

   The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

   Management has considered the impact of the year 2000 on its operations and believes that some of its software and hardware may not be year 2000 compliant. The Company intends to upgrade its hardware and software, as necessary to achieve year 2000 compliance. Management does not believe the costs to upgrade the Company's hardware and software will have a material effect on the results of operations. To date the company has experienced no difficulty as a result of year 2000 compliance issues.

   PART II

   Item 6.  Exhibits and Reports on Form 8-K

   A. Exhibits

      Exhibit 27 - Financial Data Schedule

   B. Reports on Form 8-K

      During the quarter ended December 31, 1999, the Registrant has filed no reports on Form 8-K.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2000                                /s/ David W. Brenman
                                                  -----------------------------
                                                   David W. Brenman, President