Form 10KSB40
period 2000-03-31
COGENCO INTERNATIONAL INC
filed 2000-06-26
CIK 730729

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2000

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

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the
past 90 days. Yes  X   No ___ .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for its most recent fiscal year: $ 4,089.

     Aggregate market value of voting stock held by non-affiliates as of March 31, 2000: $-0-. There is currently no trading market for the Registrant's securities.

     Number of shares of Common Stock, $.01 par value, outstanding as of May 16, 2000: 1,788,756.

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

     During the time subsequent to cessation of active business activities, Cogenco has been maintained as a validly existing Colorado corporation. Its activities have consisted primarily of the settlement of debts incurred by the Company through the date it ceased active operations and subsequently, and the maintenance of books and records to allow the Company to obtain audited financial statements for all years since inception. In addition, the Company's president has continuously sought to locate potential business opportunities for the Company.

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

Year 2000 Issue
---------------

     The Company's management does not believe that the Company will be materially adversely affected by the computer software Year 2000 issue. The Company has not had any problems in connection with the Year 2000 issue. The Company's vendors and suppliers may have some exposure to the issue but at this time, management does not anticipate any adverse impact on the Company's operations. The Company believes that some of its software and hardware may not be Year 2000 compliant and intends to upgrade its hardware and software, as necessary to achieve Year 2000 compliance. It is believed that costs to upgrade the Company's hardware and software will not materially effect the results of operations.

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

(b)  Holders.

     (b)(1) The approximate number of record holders of the Company's Common Stock, $.01 par value, as of May 10, 2000 was 839. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

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

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Results of Operations

Years Ended March 31,1999 and 2000.
-----------------------------------

     As stated above, the Company has been essentially inactive since early 1988 until the 1993 fiscal year. During this time the Company was, and since has been, investigating investment alternatives in the oil and gas industry but has been unsuccessful. As a result, during the last two fiscal years the Company achieved no operating revenues, but recognized a net loss of $(23,662) for the fiscal year ended March 31, 1999 as compared to a net loss of $(8,177) for the fiscal year ended March 31, 2000. The larger net loss during the 1999 fiscal year was due to travel expenses of $7,515 paid to the Company's President in 1999 as compared to $-0- paid in 2000, legal fees of $12,336 in 1999 and $4,211 in 2000, and general and administrative of $7,904 in 1999 and $7,555 in 2000. The Company is attempting to finance new business operations at the present time.

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

     As of this date, the Company has not identified any properties to be acquired at the present time. Until properties are acquired, the Company's available cash is expected to satisfy its cash requirements during the fiscal year ending March 31, 2001. For more information, see Item 1 - "Description of Business."

Item 7. Financial Statements
----------------------------

The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:

                                                                        Page No.
                                                                        --------
        Report of Independent Certified Public
        Accountants......................................................  F-1

        Balance Sheet - March 31, 1999 and 2000..........................  F-2

        Statement of Operations  - For the Years
          Ended March 31, 1999 and 2000 and
          Cumulative Amounts from Inception of
          the Development Stage (July 26, 1990)
          through March 31, 2000.........................................  F-3

        Statement of Stockholders' Equity (Deficit) -
          For the Period from Inception of the Development
          Stage (July 26, 1990) through March 31, 2000...................  F-4

        Statement of Cash Flows - For the Years
          Ended March 31, 1999 and 2000 and
          Cumulative Amounts from Inception of
          the Development Stage (July 26, 1990) through
          March 31, 2000.................................................  F-7

        Notes to Financial Statements - For the
          Years Ended March 31, 1999 and 2000 ...........................  F-8


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
        ---------------------------------------------------------------

     Since inception, the Company has not filed a Form 8-K reporting a change of accountants, nor has there been any material disagreement with its accountants on any matter regarding accounting or financial disclosure.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
        ------------------------------------------------------------------------

(a)  Identification of Directors and Executive Officers.

     The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

     The current sole officer and director of the Company is:

Name                          Age                Position
----                          ---                --------

David W. Brenman              44                 Director, President, Secretary
                                                 and Treasurer

The sole director intends to appoint additional directors when appropriate.

     David W. Brenman, age 44, has been since 1988 engaged as an independent financial consultant. From 1984 until the present Mr. Brenman has served as president and director of the Company and also serves, as Treasurer and Secretary of the Company. From 1987 to 1988 Mr. Brenman was a vice president of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc. From 1979 until 1984, Mr. Brenman was an associate with the law firm of Brenman Raskin & Friedlob, P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law. Mr. Brenman received a B.A. degree from the University of Washington in accounting, a J.D. degree from the University of Denver, College of Law and an L.L.M. in taxation from New York University. Mr. Brenman serves on the board of directors of U. S. Energy Corp., a publicly held corporation engaged in the mining business. Since 1994 he has served as President of Taltos S.p.A., a Company engaged in the production of light-weight stone products.

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


Item 10. Executive Compensation
-------------------------------

Cash Compensation.

     During the past three (3) fiscal years, no officer of the Company received any compensation. David W. Brenman, the Company's president and chief executive officer, received total cash reimbursements of $-0-, $7,515 and $-0- for travel expenses incurred by him during the 1998, 1999 and 2000 fiscal years, respectively.

     Mr. Brenman has received no stock options, employee benefits, or other form of direct or indirect remuneration from the Company during the 1998, 1999 and 2000 fiscal years. Mr. Brenman is currently devoting such time as is necessary to the affairs of the Company to seek out a merger candidate or an investment opportunity.

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

     The Company has no other arrangements pursuant to which any director of the Company was compensated during the fiscal year ended March 31, 2000 for services as a director.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a)(b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of May 31, 2000, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock, by each person who is an officer and/or director of the Company and by all officers and directors of the Company as a group. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's Common Stock.


                                                    Amount and
                Name and Address                    Nature of
Title of          of Beneficial                     Beneficial        Percent of
 Class                Owner                           Owner             Class
 -----                -----                           -----             -----

Common       David W. Brenman                       497,042 (1)          27.8%
Stock        1775 Sherman Street
             Suite 1001
             Denver, CO 80203

Common       International Penta Financial          543,334 (1)          30.4%
Stock         Services A.G.
             c/o Harold A.M.A. Janssen
             Hintergass 19
             P.O. Box 174 FL-9490. Vaduz
             Liechtenstein, Europe

Common       Brenman Bromberg & Tenenbaum, P.C.     593,476 (1)(2)       33.2%
Stock        1775 Sherman Street
             Suite 1001
             Denver, CO  80203

Common       Officers and                           497,042 (1)          27.8%
Stock        directors as a
             group (one
             person)
-----------

(1)  Ownership is direct.

(2) Includes 543,334 shares owned by Brenman Bromberg & Tenenbaum, P.C., 4,850 shares owned by Albert Brenman who is president, a director and shareholder of Brenman Bromberg & Tenenbaum, P.C. and 45,292 shares owned by A. Thomas Tenenbaum who is Vice President, Secretary, Assistant Treasurer, a director and shareholder of Brenman Bromberg & Tenenbaum, P.C. See "Item 12. Certain Relationships and Related Transactions."

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

Date: June 1, 2000
                                        COGENCO INTERNATIONAL, INC.



                                        By /s/ David W. Brenman
                                        -----------------------
                                        David W. Brenman, President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



Date: June 1, 2000                      By /s/ David W. Brenman
                                        -----------------------
                                        David W. Brenman, President, Principal
                                        Executive Officer, Principal Accounting
                                        Officer, Principal Financial Officer
                                        and sole Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



   The Board of Directors and Shareholders
   Cogenco International, Inc.


   We have audited the balance sheet of Cogenco International, Inc. (a development stage company) as of March 31, 1999 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (July 26, 1990) through March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogenco International, Inc. as of March 31, 1999 and 2000, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage through March 31, 2000, in conformity with generally accepted accounting principles.



                                                  /s/ CAUSEY DEMGEN & MOORE INC.
                                                  ------------------------------
   Denver, Colorado                               CAUSEY DEMGEN & MOORE INC.
   May 15, 2000



                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                             March 31, 1999 and 2000



                                     ASSETS
                                     ------


                                                             1999           2000
                                                             ----           ----
Current asset:
   Cash, in interest bearing accounts                    $    94,735    $    87,058

Computer equipment, at cost, net of accumulated
   depreciation of $2,569 (1999) and $3,069 (2000)             1,003            503
                                                         -----------    -----------

                                                         $    95,738    $    87,561
                                                         ===========    ===========

                              STOCKHOLDERS' EQUITY
                              --------------------


Preferred stock, $.01 par value; 10,000,000 shares
   authorized, no shares issued and outstanding          $      --      $      --
Common stock, $.01 par value; 50,000,000 shares
   authorized, 1,788,756 shares issued and outstanding        17,888         17,888
Additional paid-in capital                                 2,054,400      2,054,400
Accumulated deficit (including $615,266 deficit
   accumulated during the development stage at
   March 31, 2000)                                        (1,976,550)    (1,984,727)
                                                         -----------    -----------

   Total stockholders' equity                            $    95,738    $    87,561
                                                         ===========    ===========


                            See accompanying notes.
                                      F-2

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                            STATEMENT OF OPERATIONS

    For the Years Ended March 31, 1999 and 2000 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through March 31, 2000

                                                                   Cumulative
                                                                  amounts from
                                              1999         2000     Inception
                                              ----         ----   ------------
Revenues:
   Interest income                        $   4,873    $   4,089     $  37,106

Costs and expenses:
   Legal fees - related party (Note 4)       12,336        4,211       165,004
   Consulting and travel expenses -
    related party                             7,515            -       152,380
   Dry hole costs (Note 5)                        -            -       123,086
   General and administration                 7,904        7,555       208,833
   Depreciation                                 780          500         3,069
                                          ---------    ---------     ---------

    Total costs and expenses                 28,535       12,266       652,372
                                          ---------    ---------     ---------

      Net loss (Note 3)                   $ (23,662)   $  (8,177)    $(615,266)
                                          ==========   ==========    =========

Basic and diluted loss per common share   $   (0.01)   $      (*)    $   (0.46)
                                          ==========   =========     =========

Weighted average number of common
   shares outstanding                     1,788,756    1,788,756     1,325,031
                                          ==========   ==========    =========

    *   Less than $.01 per share



                            See accompanying notes.
                                      F-3



                                          COGENCO INTERNATIONAL, INC.
                                         (A Development Stage Company)

                                       STATEMENT OF STOCKHOLDERS' EQUITY

                      For the Period from Inception of the Development Stage (July 26, 1990)
                                            Through March 31, 2000

                                                    Common stock         Additional                      Total
                                               ----------------------     paid-in      Accumulated    stockholders'
                                                Shares        Amount      capital        deficit         equity
                                               ---------     --------    ----------    ------------   -------------

Balance at July 25, 1990                          72,415     $    724    $1,358,508     $(1,369,461)   $  (10,229)

Sale of common stock to employees of the
   related law firm for cash ($.50 per share)
   July 26, 1990                                  13,600          136         6,664               -         6,800

Sales of common stock to an unrelated entity
   for cash ($.50 per share) July 26, 1990        12,000          120         5,880               -         6,000

Shares of common stock issued in settlement
   of an account payable to the related law
   firm in October 1990 ($.50 per share)           1,985           20           973               -           993

Net loss for the period ended March 31, 1991           -            -             -        (11,922)       (11,922)
                                               ---------     --------    ----------    ------------      ---------

Balance at March 31, 1991                        100,000        1,000     1,372,025     (1,381,383)        (8,358)

Shares of common stock issued in settlement
   of an account payable to the related law
   firm in February 1992 ($.50 per share)         28,756          288        13,975              -         14,263

Net loss for the period ended March 31, 1992           -            -             -        (13,545)       (13,545)
                                               ---------     --------    ----------     ----------       --------

Balance at March 31, 1992                        128,756        1,288     1,386,000     (1,394,928)        (7,640)



                                                 (Continued)
                                           See accompanying notes.
                                                     F-4


                                          COGENCO INTERNATIONAL, INC.
                                         (A Development Stage Company)

                                      STATEMENT OF STOCKHOLDERS' EQUITY

                    For the Period from Inception of the Development Stage (July 26, 1990)
                                            Through March 31, 2000


                                                       Common stock         Additional                    Total
                                                  ----------------------     paid-in    Accumulated   stockholders'
                                                   Shares        Amount      capital      deficit        equity
                                                  ---------     --------    ----------   ----------    ----------
Sale of common stock to two individual to cash
   and cash payments to the Company's president
   in March 1993 ($.11 per share) (Note 2)         1,610,000       16,100      158,900         --         175,000

Net loss for the period ended March 31, 1993            --           --           --       (100,291)     (100,291)
                                                  ----------   ----------   ----------   ----------    ----------

Balance at March 31, 1993                          1,738,756       17,388    1,544,900   (1,495,219)       67,069

Capital contribution of two shareholders
   consisting of cash payments to the
   Company's president in April 1993  (Note 2)          --           --         10,000         --          10,000

Sale of stock to an individual for cash ($10.00
   per share) (Note 2)                                50,000          500      499,500         --         500,000

Net loss for the period ended March 31, 1994            --           --           --       (368,020)     (368,020)
                                                  ----------   ----------   ----------   ----------    ----------

Balance at March 31, 1994                          1,788,756       17,888    2,054,400   (1,863,239)      209,049

Net loss for the period ended March 31, 1995            --           --           --        (42,581)      (42,581)
                                                  ----------   ----------   ----------   ----------    ----------

Balance at March 31, 1995                          1,788,756       17,888    2,054,400   (1,905,820)      166,468

Net loss for the period ended March 31, 1996            --           --           --        (25,813)      (25,813)
                                                  ----------   ----------   ----------   ----------    ----------

Balance at March 31, 1996                          1,788,756       17,888    2,054,400   (1,931,633)      140,655



                                                 (Continued)
                                           See accompanying notes.
                                                     F-5


                                          COGENCO INTERNATIONAL, INC.
                                         (A Development Stage Company)

                                      STATEMENT OF STOCKHOLDERS' EQUITY

                    For the Period from Inception of the Development Stage (July 26, 1990)
                                            Through March 31, 2000


                                                    Common stock         Additional                      Total
                                               ----------------------     paid-in      Accumulated    stockholders'
                                                Shares        Amount      capital        deficit         equity
                                               ---------     --------    ----------    ------------   -------------

Net loss for the period ended March 31, 1997           -            -             -        (12,021)      (12,021)
                                               ---------     --------    ----------    -----------      --------

Balance at March 31, 1997                      1,788,756       17,888     2,054,400     (1,943,654)      128,634

Net loss for the period ended March 31, 1998           -            -             -         (9,234)       (9,234)
                                               ---------     --------    ----------    -----------      --------

Balance at March 31, 1998                      1,788,756       17,888     2,054,400     (1,952,888)      119,400

Net loss for the period ended March 31, 1999           -            -             -        (23,662)      (23,662)
                                               ---------     --------    ----------    -----------      --------

Balance at March 31, 1999                      1,788,756       17,888     2,054,400     (1,976,550)       95,738

Net loss for the period ended March 31, 2000           -            -             -         (8,177)       (8,177)
                                               ---------     --------    ----------    -----------     ---------

Balance at March 31, 2000                      1,788,756     $ 17,888    $2,054,400    $(1,984,727)     $ 87,561
                                               =========     ========    ==========    ===========      ========


                                           See accompanying notes.
                                                     F-6

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

     For the Years Ended March 31, 1999 and 2000 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through March 31, 2000

                                                                    Cumulative
                                                                   amounts from
                                              1999         2000      Inception
                                              ----         ----    ------------
Cash flows from operating activities:
   Net loss                                $(23,662)     $(8,177)    $(615,266)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation expense                      780          500         3,069
      Consulting fees paid directly by
       common stock purchasers                    -            -        50,000
      Increase in accounts payable                -            -         4,997
                                           --------     --------      --------

      Net cash used in operations           (22,882)      (7,677)     (557,200)

Cash flows from investing activities:
   Purchase of computer equipment                 -            -        (3,572)
                                           --------     --------      --------

      Net cash used in investing activities       -            -        (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock             -            -       647,800
   Short-term borrowings                          -            -       100,000
   Repayments of short-term borrowings            -            -      (100,000)
                                           --------     --------      --------

      Net cash provided by financing
       activities                                 -            -       647,800
                                           --------     --------      --------

Net increase (decrease) in cash             (22,882)      (7,677)       87,028

Cash and cash equivalents at
   beginning of year                        117,617       94,735            30
                                           --------     --------      --------

Cash and cash equivalents at
   end of year                             $ 94,735     $ 87,058      $ 87,058
                                           ========     ========      ========

Supplemental disclosure of non-cash financing activities:

   Consulting fees paid directly by
    common stock purchasers                $      -     $      -      $ 50,000
                                           ========     ========      ========

   Stock issued in settlement of an account
    payable to a related party             $      -     $      -      $ 15,256
                                           ========     ========      ========


                            See accompanying notes.
                                      F-7

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1999 and 2000



1. Significant accounting policies
----------------------------------

   Organization:

   Cogenco International, Inc. (the "Company") was incorporated in the State of Colorado on June 27, 1983. Prior to July 26, 1990, the Company was engaged in the development of cogeneration of electricity and the sale of the electricity to end-users on site or to public utilities. The Company is currently considered to be in the development stage as more fully defined in the Financial Accounting Standards Board Statement No. 7. The Company has engaged in limited activities in the oil and gas business, but has not generated significant revenues to date. The Company is currently seeking business opportunities.

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

   Income taxes:

   The Company accounts for income taxes using a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

   Cash flows:

   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1999 and 2000



1. Significant accounting policies (continued)
----------------------------------------------

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

2. Stockholders' equity
-----------------------

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1999 and 2000



3. Income taxes
---------------

   No provision for income taxes is required for the years ended March 31, 1999 and 2000 or the period from inception of the development stage (July 26, 1990) through March 31, 2000 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $177,000, of which only $11,800 may be used in any one year. If not used to offset future taxable income, the carryforwards will expire as follows:

                    2003                          $ 19,000
                    2004                            36,000
                    2005                             5,000
                    2006                            14,000
                    2007                           103,000
                    2008                           367,000
                    2009                            42,000
                    2010                            26,000
                    2011                            11,000
                    2012                            12,000
                    2013                             9,000
                    2019                            24,000
                    2020                             8,000
                                                  --------

                                                  $676,000
                                                  ========

   As of March 31, 1999 and 2000, total deferred tax assets and valuation allowance are as follows:

                                                    1999         2000
                                                    ----         ----
     Deferred tax assets resulting from loss
       carryforward                               $237,000      $240,000
     Valuation allowance                          (237,000)     (240,000)
                                                  --------      --------

                                                  $      -      $      -
                                                  ========      ========

   A 100% valuation allowance has been established against the deferred tax asset, as utilization of the loss carryforwards cannot be reasonably assured.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1999 and 2000


4. Related party transactions
-----------------------------

   For the years ended March 31, 1999 and 2000 and during the period from inception of the development stage, the Company incurred legal costs of $0, $0 and $88,221, respectively, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

   For the years ended March 31, 1999 and 2000 and during the period from inception of the development stage, the Company incurred legal costs of $12,336, $4,211 and $76,783, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

5. Dry hole costs
-----------------

   The Company entered into a letter of intent with Cody Resources, Inc., a privately-held corporation engaged in the oil and gas production industry, in April of 1993, which provided for the drilling of a test well in the West Pine Prospect, Victoria County, Texas. The results of the initial drilling were unsuccessful. The Company's share of the related dry hole costs amounted to $123,086.