Form 10QSB
period 2000-06-30
COGENCO INTERNATIONAL INC
filed 2000-08-04
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of July 18, 2000 is 1,788,756 shares, $.01 par value.

                            COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX


                                                                        Page No.
                                                                        --------
    PART I. FINANCIAL INFORMATION

    Balance Sheet - March 31, 2000 and June 30, 2000 (unaudited)            1

    Statement of  Operations - For the Three Months Ended
    June 30, 1999 and 2000 and  Cumulative  Amounts from
    Inception of the  Development  Stage (July 26, 1990)
    through June 30, 2000 (unaudited)                                       2

    Statement of Stockholders' Equity - For the Three Months Ended
    June 30, 2000 (unaudited)                                               3

    Statement  of Cash Flows - For the Three Months Ended
    June 30, 1999 and 2000 and Cumulative Amounts from
    Inception of the Development Stage (July 26, 1990)
    through June 30, 2000 (unaudited)                                       4

    Notes to Unaudited Financial Statements                                 5

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                   6

    PART II.   OTHER INFORMATION                                            6



                                       COGENCO INTERNATIONAL, INC.
                                      (A Development Stage Company)
                                             BALANCE SHEET
                                    March 31, 2000 and June 30, 2000
                                              (Unaudited)

                                     ASSETS

                                                             March 31,                 June 30,
                                                               2000                      2000
                                                             ---------                 ---------
Current asset:
   Cash, in interest bearing accounts                       $    87,058               $    85,594

Computer equipment, at cost, net of accumulated
   depreciation of $3,069 (March) and $3,194 (June)                 503                       378
                                                            -----------               -----------

                                                            $    87,561               $    85,972
                                                            ===========               ===========


                       LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
   Accounts Payable                                         $      --                 $     6,950

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                   --                        --

   Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and outstanding          17,888                    17,888

   Additional paid-in capital                                 2,054,400                 2,054,400

   Accumulated deficit (including $623,805 deficit
    accumulated during the development stage)                (1,984,727)               (1,993,266)
                                                            -----------               -----------

    Total stockholders' equity                                   87,561                    79,022
                                                            -----------               -----------

                                                            $    87,561               $    85,972
                                                            ===========               ===========


                                     See accompanying notes.

                                               1



                           COGENCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS

     For the Three Months Ended June 30, 1999 and 2000 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through June 30, 2000
                                    (Unaudited)

                                               Three Months Ended        Cumulative
                                                    June 30             amounts from
                                              1999           2000        Inception
                                          -----------    -----------    ------------
Revenues:
   Interest income                        $     1,054    $       971    $    38,077

Costs and expenses:
   Legal fees - related party (Note 3)          1,460          5,378        170,382
   Consulting and travel expenses -
    related party                                --             --          152,380
   Dry hole costs (Note 3)                       --             --          123,086
   General and administration                   3,965          4,007        212,840
   Depreciation                                   125            125          3,194
                                          -----------    -----------    -----------

    Total costs and expenses                    5,550          9,510        661,882
                                          -----------    -----------    -----------

      Net loss (Note 2)                   $    (4,496)   $    (8,539)   $  (623,805)
                                          ===========    ===========    ===========

Basic and diluted loss per common share   $      *       $      *       $     (0.46)
                                          ===========    ===========    ===========

Weighted average number of common
   shares outstanding                       1,788,756      1,788,756      1,348,300
                                          ===========    ===========    ===========

    * Less than $.01 per share


                             See accompanying notes.

                                        2



                                             COGENCO INTERNATIONAL, INC.
                                            (A Development Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                     For the Three Months Ended June 30, 2000
                                                   (Unaudited)

                                                                      Additional                     Total
                                                Common stock           paid-in     Accumulated    stockholders'
                                            Shares        Amount       capital       deficit         equity
                                          ----------   -----------   -----------   -----------    -----------
Balance at March 31, 2000                  1,788,756   $    17,888   $ 2,054,400   $(1,984,727)   $    87,561

   Net loss for the three months ended
    June 30, 2000                               --            --            --          (8,539)        (8,539)
                                         -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2000                     1,788,756   $    17,888   $ 2,054,400   $(1,993,266)   $    79,022
                                         ===========   ===========   ===========   ===========    ===========


                                           See accompanying notes.



                             COGENCO INTERNATIONAL, INC.
                            (A Development Stage Company)
                               STATEMENT OF CASH FLOWS

    For the Three Months Ended June 30, 1999 and 2000 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through June 30, 20009
                                     (Unaudited)

                                                Three Months Ended      Cumulative
                                                      June 30          amounts from
                                                 1999         2000      Inception
                                              ---------    ---------    ---------
Cash flows from operating activities:
   Net loss                                   $  (4,496)   $  (8,539)   $(623,805)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation expense                          125          125        3,194
      Consulting fees paid directly by
       common stock purchasers                     --           --         50,000
      Increase in accounts payable                 --          6,950       11,947
                                              ---------    ---------    ---------

      Net cash used in operations                (4,371)      (1,464)    (558,664)

Cash flows from investing activities:
   Purchase of computer equipment                  --           --         (3,572)
                                              ---------    ---------    ---------

      Net cash used in investing activities        --           --         (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock              --           --        647,800
   Short-term borrowings                           --           --        100,000
   Repayments of short-term borrowings             --           --       (100,000)
                                              ---------    ---------    ---------

      Net cash provided by financing
       activities                                  --           --        647,800
                                              ---------    ---------    ---------

Net increase (decrease) in cash                  (4,371)      (1,464)      85,564

Cash and cash equivalents at
   beginning of period                           94,735       87,058           30
                                              ---------    ---------    ---------

Cash and cash equivalents at
   end of period                              $  90,364    $  85,594    $  85,594
                                              =========    =========    =========



                             See accompanying notes.

                                        4

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2000



1.   Basis of presentation

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2000 and June 30, 2000, and the results of operations and cash flows for the periods ended June 30, 1999 and 2000.

2.   Income taxes

     No provision for income taxes is required at March 31, 2000 and June 30, 2000 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 2000 and June 30, 2000, total deferred tax assets and valuation allowance are as follows:

                                                       March 31,      June 30,
                                                         2000           2000
                                                         ----           ----
     Deferred tax assets resulting from loss
       carryforward                                   $ 240,000      $ 243,000
     Valuation allowance                               (240,000)      (243,000)
                                                      ---------      ---------

                                                      $    --      $      --
                                                      =========      =========


3.   Related party transactions

     For the period of inception of the development stage to June 30, 2000, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the three months ended June 30, 1999, and 2000, and from inception of the development stage, the Company incurred legal costs of $1,460, $5,378 and $82,161, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Material Changes in Financial Condition

     At June 30, 2000, the Company had working capital of $79,022 as compared to working capital of $87,561 on March 31, 2000. The decrease is attributable primarily to a net operating loss for the three month period of $8,539. This was caused principally by costs and expenses consisting of legal fees of $5,378, accounting fees of $2,845, miscellaneous expenses of $1,287 with minimal offsetting interest of $971. No charges have been made for management of the Company for the three month period ended June 30, 2000 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

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

     PART II

     Item 6.  Exhibits and Reports on Form 8-K

     A. Exhibits

     Exhibit 27 - Financial Data Schedule

     B. Reports on Form 8-K

          During the quarter ended June 30, 2000, the Registrant has filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2000                                 /s/ David W. Brenman
                                                   --------------------------
                                                   David W. Brenman, President