Form 10QSB
period 2000-09-30
COGENCO INTERNATIONAL INC
filed 2000-11-07
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                    FORM 10-QSB




 X      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15 (d) OF THE  SECURITIES
----
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                        OR

        TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
----
        EXCHANGE ACT OF 1934

For the transition period from _______________  to _________________

Commission file number:   2 - 87052 - D
                          -------------

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of October 25, 2000 is 1,788,756 shares, $.01 par value.

                            COGENCO INTERNATIONAL, INC.
                           (A Development Stage Company)


                                       INDEX
                                       -----


                                                                        Page No.
                                                                        --------

   PART I. FINANCIAL INFORMATION
   -----------------------------

   Balance Sheet - March 31, 2000 and September 30, 2000 (unaudited)         1

   Statement of Operations - For the Three Months Ended September 30,
   1999 and 2000 (Unaudited)                                                 2

   Statement of Operations - For the Six Months Ended September 30,
   1999 and 2000 and Cumulative Amounts from Inception of the
   Development Stage (July 26, 1990) through September 30, 2000
   (unaudited)                                                               3

   Statement of Stockholders' Equity - For the Six Months Ended
   September 30, 2000 (unaudited)                                            4

   Statement of Cash Flows - For the Six Months Ended September 30,
   1999 and 2000 and Cumulative Amounts from Inception of the
   Development Stage (July 26, 1990) through September 30, 2000
   (unaudited)                                                               5

   Notes to Unaudited Financial Statements                                   6

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                     7

   PART II. OTHER INFORMATION                                                7
   --------------------------

                          COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                     March 31, 2000 and September 30, 2000
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                      March 31,    September 30,
                                                        2000           2000
                                                        ----           ----
Current asset:
   Cash, in interest bearing accounts                $    87,058    $    77,486

Computer equipment, at cost, net of accumulated
   depreciation of $3,069 (March)
   and $3,319 (September)                                    503            253
                                                     -----------    -----------

                                                     $    87,561    $    77,739
                                                     ===========    ===========


                              STOCKHOLDERS' EQUITY
                              --------------------

Stockholders' equity:
   Preferred stock, $.01 par value;
    10,000,000 shares authorized,
    no shares issued and outstanding                 $      --      $      --
   Common stock, $.01 par value;
    50,000,000 shares authorized,
    1,788,756 shares issued and outstanding               17,888         17,888
   Additional paid-in capital                          2,054,400      2,054,400
   Accumulated deficit (including
    $625,088 deficit accumulated during
    the development stage at
    September 30, 2000)                               (1,984,727)    (1,994,549)
                                                     -----------    -----------

    Total stockholders' equity                       $    87,561    $    77,739
                                                     ===========    ===========

                            See accompanying notes.

                          COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
             For the Three Months Ended September 30, 1999 and 2000
                                  (Unaudited)

                                                       1999            2000
                                                       ----            ----
Revenues:
   Interest income                                 $     1,027      $       905

Costs and expenses:
   Legal fees - related party (Note 3)                     774              785
   General and administration                            1,167            1,278
   Depreciation                                            125              125
                                                   -----------      -----------

    Total costs and expenses                             2,066            2,188
                                                   -----------      -----------

      Net loss (Note 2)                            $    (1,039)     $    (1,283)
                                                   ===========      ===========

Basic and diluted loss per common share            $         *      $         *
                                                   ===========      ===========

Weighted average number of common
   shares outstanding                                1,788,756        1,788,756
                                                   ===========      ===========

    *    Less than $.01 per share

                            See accompanying notes.

                          COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
       For the Six Months Ended September 30, 1999 and 2000 and Cumulative
         Amounts from Inception of the Development Stage (July 26, 1990)
                           Through September 30, 2000
                                   (Unaudited)
                                                                     Cumulative
                                    Six Months Ended September 30,  amounts from
                                          1999            2000        Inception
                                          ----            ----        ---------

Revenues:
   Interest income                      $    2,081      $    1,876  $    38,982

Costs and expenses:
   Legal fees - related party (Note 3)       2,234           6,163      171,167
   Consulting and travel expenses -
    related party (Note 3)                       -               -      152,380
   Dry hole costs                                -               -      123,086
   General and administration                5,132           5,285      214,118
   Depreciation                                250             250        3,319
                                        ----------      ----------  -----------

    Total costs and expenses                 7,616          11,698      664,070
                                        ----------      ----------  -----------

      Net loss (Note 2)                 $   (5,535)     $   (9,822) $  (625,088)
                                        ==========      ==========  ===========

Basic and diluted loss per common share $        *      $    (0.01) $     (0.46)
                                        ==========      ==========  ===========

Weighted average number of common
   shares outstanding                    1,788,756       1,788,756    1,359,196
                                        ==========      ==========   ==========

    *    Less than $.01 per share

                            See accompanying notes.



                                               COGENCO INTERNATIONAL, INC.
                                               (A Development Stage Company)
                                             STATEMENT OF STOCKHOLDERS' EQUITY
                                         For the Six Months Ended September 30, 2000
                                                         (Unaudited)

                                                                    Additional                   Total
                                                Common stock          paid-in    Accumulated  stockholders'
                                             Shares      Amount      capital      deficit       equity
                                             ------      -------

Balance at  March 31, 2000                 1,788,756     $ 17,888   $2,054,400   $(1,984,727)    $ 87,561

   Net loss for the six months ended
    September 30, 2000                             -            -            -        (9,822)      (9,822)
                                           ---------     --------   ----------   -----------     --------

Balance, September 30, 2000                1,788,756     $ 17,888   $2,054,400   $(1,994,549)    $ 77,739
                                           =========     ========   ==========   ===========     ========


                                                See accompanying notes.

                          COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
       For the Six Months Ended September 30, 1999 and 2000 and Cumulative
         Amounts from Inception of the Development Stage (July 26, 1990)
                           Through September 30, 2000
                                   (Unaudited)

                                                                     Cumulative
                                     Six Months Ended September 30, amounts from
                                             1999          2000       Inception
                                             ----          ----       ---------
Cash flows from operating activities:
   Net loss                                $ (5,535)    $ (9,822)     $(625,088)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation expense                      250          250          3,319
      Consulting fees paid directly by
       common stock purchasers                    -            -         50,000
      Increase (decrease) in accounts
       payable                                    -            -          4,997
                                           --------     --------      ---------

      Net cash used in operations            (5,285)      (9,572)      (566,772)

Cash flows from investing activities:
   Purchase of computer equipment                 -            -         (3,572)
                                           --------     --------      ---------

      Net cash used in investing activities       -            -         (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock             -            -        647,800
   Short-term borrowings                          -            -        100,000
   Repayments of short-term borrowings            -            -       (100,000)
                                           --------     --------      ---------

      Net cash provided by financing
       activities                                 -            -        647,800
                                           --------     --------      ---------

Net increase (decrease) in cash             (5,285)       (9,572)        77,456

Cash and cash equivalents at
   beginning of period                      94,735        87,058             30
                                          --------      --------      ---------

Cash and cash equivalents at
   end of period                          $ 89,450      $ 77,486       $ 77,486
                                          ========      ========       ========



                            See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                           (A Development Stage Company)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 September 30, 2000


1. Basis of presentation
   ---------------------

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2000 and September 30, 2000, and the results of operations and cash flows for the periods ended September 30, 1999 and 2000.

2. Income taxes
   ------------

   No provision for income taxes is required at March 31, 2000, and September 30, 2000 because, in management's opinion, the effective tax rate for the years will be zero.

   As of March 31, 2000 and September 30, 2000, total deferred tax assets and valuation allowance are as follows:

                                                       March 31,   September 30,
                                                         2000          2000
                                                         ----          ----
     Deferred tax assets resulting from loss
       carryforward                                   $ 240,000     $ 244,000
     Valuation allowance                               (240,000)     (244,000)
                                                       ---------     ---------

                                                      $       -     $       -
                                                      =========     =========

3. Related party transactions
   --------------------------

   For the period of inception of the development stage to September 30, 2000, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

   For the six months ended September 30, 1999, and 2000, and from inception of the development stage, the Company incurred legal costs of $2,234, $6,163 and $82,946 respectively. A former principal of the law firm is a relative of an officer and director of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At September 30, 2000, the Company had working capital of $77,486 as compared to working capital of $87,058 on March 31, 2000. The decrease is attributable primarily to a net operating loss for the six month period of $9,822. This was caused principally by costs and expenses consisting of legal fees of $6,163, accounting fees of $3,507, miscellaneous expenses of $2,028 with minimal offsetting interest and miscellaneous income of $1,876. No charges have been made for management of the Company for the six month period ended September 30, 2000 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

   Material Changes in Results of Operations

   The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

   The Company's management does not believe that the Company will be materially adversely affected by the computer software Year 2000 issue. The Company has not had any problem in connection with the Year 2000 issue. The Company's vendors and suppliers may have some exposure to the issue but at this time, management does not anticpate any adverse impact on the Company's operations. The Company believes that some of its software and hardware may not be Year 2000 compliant and intends to upgrade its hardware and software, as necessary to achieve Year 2000 compliance. It is believed that costs to upgrade the Company's hardware and software will not materially effect the results of operations.

   PART II

   Item 6.  Exhibits and Reports on Form 8-K

   A. Exhibits

      Exhibit 27 - Financial Data Schedule

   B. Reports on Form 8-K

   During the quarter ended September 30, 2000, the Registrant has filed no reports on Form 8-K.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2000                             /s/ David W. Brenman
                                             ---------------------------------
                                                   David W. Brenman, President