Form 10QSB
period 2000-12-31
COGENCO INTERNATIONAL INC
filed 2001-01-29
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

The number of shares outstanding of the issuer's classes of common stock, as of January 11, 2001 is 1,788,756 shares, $.01 par value.

                                COGENCO INTERNATIONAL, INC.
                               (A Development Stage Company)


                                      INDEX


                                                                        Page No.
                                                                        --------

   PART I. FINANCIAL INFORMATION

   Balance Sheet - March 31, 2000 and December 31, 2000 (unaudited)          1

   Statement of Operations - For the Three Months Ended December 31,
   1999 and 2000 (Unaudited)                                                 2

   Statement of Operations - For the Nine Months Ended
   December 31, 1999 and 2000 and Cumulative Amounts
   from Inception of the Development Stage (July 26,
   1990) through December 31, 2000 (unaudited)                               3

   Statement of Stockholders' Equity - For the Nine Months Ended
   December 31, 2000 (unaudited)                                             4

   Statement of Cash Flows - For the Nine Months Ended
   December 31, 1999 and 2000 and Cumulative Amounts
   from Inception of the Development Stage (July 26,
   1990) through December 31, 2000 (unaudited)                               5

   Notes to Unaudited Financial Statements                                   6

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                     7

   PART II. OTHER INFORMATION                                                7

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                      March 31, 2000 and December 31, 2000
                                   (Unaudited)


                                     ASSETS

                                                      March 31,     December 31,
                                                        2000            2000
                                                     -----------    ------------
Current asset:
   Cash, of which $87,058 (March) and $73,265
    (December) is in an interest bearing account     $    87,058    $    75,590

Computer equipment, at cost, net of accumulated
   depreciation of $3,069 (March) and $3,444
   (December)                                                503            128
                                                     -----------    -----------

                                                     $    87,561    $    75,718
                                                     ===========    ===========


                              STOCKHOLDERS' EQUITY


Stockholders' equity:
   Preferred stock, $.01 par value;
    10,000,000 shares authorized, no shares
    issued and outstanding                           $      --      $      --
   Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and
    outstanding                                           17,888         17,888
   Additional paid-in capital                          2,054,400      2,054,400
   Accumulated deficit (including $627,109 deficit
    accumulated during the development stage at
    December 31, 2000)                                (1,984,727)    (1,996,570)
                                                     -----------    -----------

    Total stockholders' equity                       $    87,561    $    75,718
                                                     ===========    ===========


                             See accompanying notes.
                                        1

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
              For the Three Months Ended December 31, 1999 and 2000
                                   (Unaudited)


                                                      1999             2000
                                                   -----------      -----------
Revenues:
   Interest income                                 $     1,017      $       779

Costs and expenses:
   Legal fees - related party (Note 3)                     506            1,512
   General and administration                            1,221            1,163
   Depreciation                                            125              125
                                                   -----------      -----------

    Total costs and expenses                             1,852            2,800
                                                   -----------      -----------

      Net loss (Note 2)                            $      (835)     $    (2,021)
                                                   ===========      ===========

Basic and diluted loss per common share            $         *      $         *
                                                   ===========      ===========

Weighted average number of common
   shares outstanding                                1,788,756        1,788,756
                                                   ===========      ===========

    *    Less than $.01 per share


                             See accompanying notes.
                                        2

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
       For the Nine Months Ended December 31, 1999 and 2000 and Cumulative
         Amounts from Inception of the Development Stage (July 26, 1990)
                            Through December 31, 2000
                                   (Unaudited)

                                              Nine Months           Cumulative
                                           Ended December 31,      amounts from
                                          1999           2000        Inception
                                          ----           ----        ---------
Revenues:
   Interest income                    $     3,098    $     2,655    $    39,761

Costs and expenses:
   Legal fees - related party
    (Note 3)                                2,740          7,675        172,679
   Consulting and travel expenses -
    related party (Note 3)                   --             --          152,380
   Dry hole costs                            --             --          123,086
   General and administration               6,353          6,448        215,281
   Depreciation                               375            375          3,444
                                      -----------    -----------    -----------

    Total costs and expenses                9,468         14,498        666,870
                                      -----------    -----------    -----------

      Net loss (Note 2)               $    (6,370)   $   (11,843)   $  (627,109)
                                      ===========    ===========    ===========

Basic and diluted loss per common
  share                                         *              *    $     (0.46)
                                      ===========    ===========    ===========

Weighted average number of common
   shares outstanding                   1,788,756      1,788,756      1,369,566
                                      ===========    ===========    ===========

    *    Less than $.01 per share



                             See accompanying notes.
                                        3


                                    COGENCO INTERNATIONAL, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                           For the Nine Months Ended December 31, 2000
                                             (Unaudited)

                                                                    Additional                   Total
                                               Common stock           paid-in    Accumulated  stockholders'
                                            Shares       Amount       capital      deficit       equity
                                            ------       ------     ----------   -----------  -------------

Balance,  March 31, 2000                   1,788,756    $17,888     $2,054,400   $(1,984,727)    $ 87,561

   Net loss for the nine months ended
    December 31, 2000                              -          -              -       (11,843)     (11,843)
                                           ---------    -------     ----------   -----------     --------

Balance, December 31, 2000                 1,788,756    $17,888     $2,054,400   $(1,996,570)    $ 75,718
                                           =========    =======     ==========   ===========     ========


                                       See accompanying notes.
                                                4

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
       For the Nine Months Ended December 31, 1999 and 2000 and Cumulative
         Amounts from Inception of the Development Stage (July 26, 1990)
                            Through December 31, 2000


                                             Nine Months            Cumulative
                                          Ended December 31,       amounts from
                                          1999           2000        Inception
                                          ----           ----        ---------
 Cash flows from operating activities:
   Net loss                                 $  (6,370)   $ (11,843)   $(627,109)
   Adjustment to reconcile net loss to
    net cash used in operating
    activities:
      Depreciation expense                        375          375        3,444
      Consulting fees paid directly by
       common stock purchasers                   --           --         50,000
      Increase (decrease) in accounts
       payable                                   --           --          4,997
                                            ---------    ---------    ---------

      Net cash used in operations              (5,995)     (11,468)    (568,668)

Cash flows from investing activities:
   Purchase of computer equipment                --           --         (3,572)
                                            ---------    ---------    ---------

      Net cash used in investing
       activities                                --           --         (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock            --           --        647,800
   Short-term borrowings                         --           --        100,000
   Repayments of short-term borrowings           --           --       (100,000)
                                            ---------    ---------    ---------

      Net cash provided by financing
       activities                                --           --        647,800
                                            ---------    ---------    ---------

Net increase (decrease) in cash                (5,995)     (11,468)      75,560

Cash and cash equivalents at
   beginning of year                           94,735       87,058           30
                                            ---------    ---------    ---------

Cash and cash equivalents at
   end of year                              $  88,740    $  75,590    $  75,590
                                            =========    =========    =========



                             See accompanying notes.
                                        5

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2000


1. Basis of presentation

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2000 and December 31, 2000, and the results of operations and cash flows for the periods ended December 31, 1999 and 2000.

2. Income taxes

     No provision for income taxes is required at March 31, 2000, and December 31, 2000 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 2000 and December 31, 2000, total deferred tax assets and valuation allowance are as follows:

                                                     March 31,   December 31,
                                                       2000          2000
                                                     ---------   ------------
     Deferred tax assets resulting from loss
       carryforward                                  $ 240,000     $ 248,000
     Valuation allowance                              (240,000)     (248,000)
                                                     ---------     ---------

                                                     $       -     $       -
                                                     =========     =========


3. Related party transactions

     For the period from inception of the development stage to December 31, 2000, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the nine months ended December 31, 1999, and 2000, and from inception of the development stage, the Company incurred legal costs of $2,740, $7,675 and $84,458 respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Material Changes in Financial Condition

     At December 31, 2000, the Company had working capital of $75,590 as compared to working capital of $87,058 on March 31, 2000. The decrease is attributable primarily to a net operating loss for the nine month period of $11,843. This was caused principally by costs and expenses consisting of legal fees of $7,675, accounting fees of $4,034, miscellaneous expenses of $2,789 with minimal offsetting interest income of $2,655. No charges have been made for management of the Company for the nine month period ended December 31, 2000 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

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

     PART II

     Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits

          Exhibit 27 - Financial Data Schedule

     B. Reports on Form 8-K

          During the quarter ended December 31, 2000, the Registrant has filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 24, 2001                             /s/ David W. Brenman
                                             ---------------------------------
                                                   David W. Brenman, President