Form 10KSB
period 2001-03-31
COGENCO INTERNATIONAL INC
filed 2001-06-25
CIK 730729

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                    For the fiscal year ended: March 31, 2001
                                               ----------------

                                       OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                        Commission file number: 2-87052-D
                                                ---------

                           COGENCO INTERNATIONAL, INC.
                        --------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                              84-0914754
-------------------------------                                 ------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             Mellon Financial Center
                         Suite 1001, 1775 Sherman Street
                             Denver, Colorado                       80203
                     --------------------------------------       ---------
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
                   -----     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: $ 3,461.

     Aggregate market value of voting stock held by non-affiliates as of March 31, 2001: $-0-. There is currently no trading market for the Registrant's securities.

     Number of shares of Common Stock, $.01 par value, outstanding as of May 31, 2001: 1,788,756.

     Documents incorporated by reference: See Part IV, Item 13 - "Exhibits and Reports on Form 8-K" for a listing of documents incorporated by reference into this annual report on Form 10-KSB.

                           COGENCO INTERNATIONAL, INC.

                                   FORM 10KSB

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

(b) Holders.

     (b)(1) The approximate number of record holders of the Company's Common Stock, $.01 par value, as of April 24, 2001 was 834. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

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

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Results of Operations

Years Ended March 31, 2000 and 2001.
------------------------------------

     As stated above, the Company has been essentially inactive since early 1988 until the 1993 fiscal year. During this time the Company was, and since has been, investigating investment alternatives in the oil and gas industry but has been unsuccessful. As a result, during the last two fiscal years the Company achieved no operating revenues, but recognized a net loss of $(8,177) for the fiscal year ended March 31, 2000 as compared to a net loss of $(13,986) for the fiscal year ended March 31, 2001. The larger net loss during the 2001 fiscal year was due to legal fees of $4,211 in 2000 and $9,308 in 2001, and general and administrative of $7,555 in 2000 and $7,636 in 2001. The Company is attempting to finance new business operations at the present time.

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

     As of this date, the Company has not identified any properties to be acquired at the present time. Until properties are acquired, the Company's available cash is expected to satisfy its cash requirements during the fiscal year ending March 31, 2002.

For more information, see Item 1 - "Description of Business."

Item 7. Financial Statements
        --------------------

The following financial statements are filed as a part of this Form 10KSB immediately following the signature page:

                                                                        Page No.
                                                                        --------
      Report of Independent Certified Public
      Accountants....................................................    F-1

      Balance Sheet - March 31, 2000 and 2001........................    F-2

      Statement of Operations - For the Years Ended March 31, 2000
        and 2001 and Cumulative Amounts from Inception of the
        Development Stage (July 26, 1990)
        through March 31, 2001.......................................    F-3

      Statement of Stockholders' Equity
        For the Period from Inception of the Development
        Stage (July 26, 1990) through March 31, 2001.................    F-4

      Statement of Cash Flows - For the Years
        Ended March 31, 2000 and 2001 and
        Cumulative Amounts from Inception of
        the Development Stage (July 26, 1990) through
        March 31, 2001...............................................    F-7

      Notes to Financial Statements
        March 31, 2000 and 2001 .....................................    F-8


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         -----------------------------------------------------------------------

Since inception, the Company has not filed a Form 8K reporting a change of accountants, nor has there been any material disagreement with its accountants on any matter regarding accounting or financial disclosure.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
         -----------------------------------------------------------------------

(a) Identification of Directors and Executive Officers.

     The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

     The current sole officer and director of the Company is:

Name                       Age              Position
----                       ---              --------

David W. Brenman           45       Director, President, Secretary and Treasurer

The sole director intends to appoint additional directors when appropriate.

     David W. Brenman, age 45, has been since 1988 engaged as an independent financial consultant. From 1984 until the present Mr. Brenman has served as president and director of the Company and also serves, as Treasurer and Secretary of the Company. From 1987 to 1988 Mr. Brenman was a vice president of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc. From 1979 until 1984, Mr. Brenman was an associate with the law firm of Brenman Raskin & Friedlob, P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law. Mr. Brenman received a B.A. degree from the University of Washington in accounting, a J.D. degree from the University of Denver, College of Law and an L.L.M. in taxation from New York University. Mr. Brenman serves on the board of directors of U. S. Energy Corp., a publicly held corporation engaged in the mining business. Since 1994 he has served as President of Taltos S.p.A., a Company engaged in the production of light-weight stone products.

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

(e) Compliance with Section 16(a) of the Exchange Act.

     Not applicable.


Item 10. Executive Compensation
         -----------------------

Cash Compensation.

     During the past three (3) fiscal years, no officer of the Company received any compensation. David W. Brenman, the Company's president and chief executive officer, received total cash reimbursements of $7,515, $-0- and $-0- for travel expenses incurred by him during the 1999, 2000 and 2001 fiscal years, respectively.

     Mr. Brenman has received no stock options, employee benefits, or other form of direct or indirect remuneration from the Company during the 1999, 2000 and 2001 fiscal years. Mr. Brenman is currently devoting such time as is necessary to the affairs of the Company to seek out a merger candidate or an investment opportunity.

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

     The Company has no other arrangements pursuant to which any director of the Company was compensated during the fiscal year ended March 31, 2001 for services as a director.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

(a)(b)   Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of May 31, 2001, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock, by each person who is an officer and/or director of the Company and by all officers and directors of the Company as a group. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's Common Stock.



                                                             Amount and
                             Name and Address                 Nature of
Title of                      of Beneficial                 Beneficial        Percent of
 Class                            Owner                        Owner             Class
--------                    ----------------                ----------        ----------

Common             David W. Brenman                        497,042 (1)          27.8%
Stock              1775 Sherman Street
                   Suite 1001
                   Denver, CO 80203

Common             International Penta Financial           543,334(1)           30.4%
Stock              Services A.G.
                   c/o Harold A.M.A. Janssen
                   Hintergass 19
                   P.O. Box 174 FL-9490. Vaduz
                   Liechtenstein, Europe

Common             Brenman Bromberg & Tenenbaum, P.C.      593,476 (1)(2)       33.2%
Stock              1775 Sherman Street
                   Suite 1001
                   Denver, CO  80203

Common             Officers and                            497,042 (1)          27.8%
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
          --------------------------------

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

   3.3 Articles of Amendment to the Articles of Incorporation, incorporated by reference from the Form 8-K dated August 16, 1993 filed August 26, 1993.




     (b) During the last quarter of the period covered by this report the Company filed no reports on Form 8K.


-------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT:

The Registrant has not sent to its security holders any annual report or proxy material during the last fiscal year. If such report or proxy material is furnished to security holders subsequent to the filing of this Form 10KSB, the Registrant shall furnish copies of such material to the Commission when it is sent to security holders.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 2001
                                   COGENCO INTERNATIONAL, INC.



                                   By:  /s/  David W. Brenman
                                     -------------------------------
                                      David W. Brenman, President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



Date: June 25, 2001                By:  /s/  David W. Brenman
                                      ------------------------------------------
                                       David W. Brenman, President, Principal
                                       Executive Officer, Principal Accounting
                                       Officer, Principal Financial Officer
                                       and sole Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders
Cogenco International, Inc.


We have audited the balance sheet of Cogenco International, Inc. (a development stage company) as of March 31, 2000 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (July 26, 1990) through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogenco International, Inc. as of March 31, 2000 and 2001, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage through March 31, 2001, in conformity with generally accepted accounting principles.



Denver, Colorado                                   CAUSEY DEMGEN & MOORE INC.
May 10, 2001

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                             March 31, 2000 and 2001

                                     ASSETS


                                                           2000         2001
                                                           ----         ----
Current asset:
   Cash, in interest bearing accounts                  $  87,058     $  73,575

Computer equipment, at cost, net of accumulated
   depreciation of $3,069 (2000) and $3,572 (2001)           503             -
                                                       ---------     ---------
                                                       $  87,561     $  73,575
                                                       =========     =========

                              STOCKHOLDERS' EQUITY


Preferred stock, $.01 par value; 10,000,000 shares
   authorized, no shares issued and outstanding        $       -     $       -
Common stock, $.01 par value; 50,000,000 shares
   authorized, 1,788,756 shares issued and outstanding    17,888        17,888
Additional paid-in capital                             2,054,400     2,054,400
Accumulated deficit (including $629,252 deficit
   accumulated during the development stage at
   March 31, 2001)                                    (1,984,727)   (1,998,713)
                                                       ---------     ---------

   Total stockholders' equity                          $  87,561     $  73,575
                                                       =========     =========




                            See accompanying notes.
                                      F-2

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

    For the Years Ended March 31, 2000 and 2001 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through March 31, 2001

                                                                   Cumulative
                                                                   amounts from
                                             2000         2001       Inception
                                             ----         ----     ------------
Revenues:
   Interest income                       $    4,089    $    3,461   $   40,567

Costs and expenses:
   Legal fees - related party (Note 4)        4,211         9,308      174,312
   Consulting and travel expenses -
    related party                                 -             -      152,380
   Dry hole costs (Note 5)                        -             -      123,086
   General and administration                 7,555         7,636      216,469
   Depreciation                                 500           503        3,572
                                         ----------     ---------    ---------
    Total costs and expenses                 12,266        17,447      669,819
                                         ----------     ---------    ---------
      Net loss (Note 3)                  $   (8,177)   $  (13,986)   $(629,252)
                                         ==========    ==========    =========
Basic and diluted loss per common share  $       (*)   $    (0.01)   $   (0.46)
                                         ==========    ==========    =========
Weighted average number of common
   shares outstanding                     1,788,756     1,788,756    1,379,237
                                          =========     =========    =========
    *    Less than $.01 per share

                            See accompanying notes.
                                      F-3


                                               COGENCO INTERNATIONAL, INC.
                                              (A Development Stage Company)

                                            STATEMENT OF STOCKHOLDERS' EQUITY

                                     For the Period from Inception of the Development
                                       Stage (July 26, 1990) Through March 31, 2001

                                                                                  Additional                        Total
                                                             Common stock          paid-in       Accumulated     stockholders'
                                                         Shares       Amount       capital         deficit          equity
                                                         ------       ------      -----------    -----------     -------------

Balance at July 25, 1990                                 72,415    $       724    $ 1,358,508    $(1,369,461)    $   (10,229)

Sale of common stock to employees of the
   related law firm for cash ($.50 per share)
   July 26, 1990                                         13,600            136          6,664           --             6,800

Sales of common stock to an unrelated entity
   for cash ($.50 per share) July 26, 1990               12,000            120          5,880           --             6,000

Shares of common stock issued in settlement
   of an account payable to the related law
   firm in October 1990 ($.50 per share)                  1,985             20            973           --               993

Net loss for the period ended March 31, 1991               --             --             --          (11,922)        (11,922)
                                                    -----------    -----------    -----------    -----------     -----------

Balance at March 31, 1991                               100,000          1,000      1,372,025     (1,381,383)         (8,358)

Shares of common stock issued in settlement
   of an account payable to the related law
   firm in February 1992 ($.50 per share)                28,756            288         13,975           --            14,263

Net loss for the period ended March 31, 1992               --             --             --          (13,545)        (13,545)
                                                    -----------    -----------    -----------    -----------     -----------

Balance at March 31, 1992                               128,756          1,288      1,386,000     (1,394,928)         (7,640)




                                            (Continued) See accompanying notes.
                                                           F-4




                                                         COGENCO INTERNATIONAL, INC.
                                                        (A Development Stage Company)

                                                      STATEMENT OF STOCKHOLDERS' EQUITY

                                              For the Period from Inception of the Development
                                                Stage (July 26, 1990) Through March 31, 2001

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



                                                (Continued) See accompanying notes.
                                                                F-5




                                                      COGENCO INTERNATIONAL, INC.
                                                     (A Development Stage Company)

                                                  STATEMENT OF STOCKHOLDERS' EQUITY

                                           For the Period from Inception of the Development
                                             Stage (July 26, 1990) Through March 31, 2001

                                                                       Additional                      Total
                                                   Common stock          paid-in     Accumulated   stockholders'
                                               Shares       Amount       capital       deficit        equity
                                               ------       ------     ----------    -----------   -------------

Net loss for the period ended March 31, 1997           -            -           -        (12,021)      (12,021)
                                               ---------    ---------  ----------    -----------      --------
Balance at March 31, 1997                      1,788,756       17,888   2,054,400     (1,943,654)      128,634

Net loss for the period ended March 31, 1998           -            -           -         (9,234)       (9,234)
                                               ---------    ---------  ----------    -----------      --------
Balance at March 31, 1998                      1,788,756       17,888   2,054,400     (1,952,888)      119,400

Net loss for the period ended March 31, 1999           -            -           -        (23,662)      (23,662)
                                               ---------    ---------  ----------    -----------      --------
Balance at March 31, 1999                      1,788,756       17,888   2,054,400     (1,976,550)       95,738

Net loss for the period ended March 31, 2000           -            -           -         (8,177)       (8,177)
                                               ---------    ---------  ----------    -----------      --------
Balance at March 31, 2000                      1,788,756       17,888   2,054,400     (1,984,727)       87,561

Net loss for the period ended March 31, 2001           -            -           -        (13,986)      (13,986)
                                               ---------    ---------  ----------    -----------      --------
Balance at March 31, 2001                      1,788,756    $  17,888  $2,054,400    $(1,998,713)      $73,575
                                               =========    =========  ==========    ===========      ========


                                                 See accompanying notes.
                                                          F-6

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

    For the Years Ended March 31, 2000 and 2001 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through March 31, 2001

                                                                   Cumulative
                                                                   amounts from
                                           2000         2001        Inception
                                           ----         ----       ------------
Cash flows from operating activities:
   Net loss                                $(8,177)   $(13,986)     $(629,252)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation expense                     500         503          3,572
      Consulting fees paid directly by
       common stock purchasers                   -           -         50,000
      Increase in accounts payable               -           -          4,997
                                           -------    --------      ---------

      Net cash used in operations           (7,677)    (13,483)      (570,683)

Cash flows from investing activities:
   Purchase of computer equipment                -           -         (3,572)
                                           -------    --------      ---------

      Net cash used in investing activities      -           -         (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock            -           -        647,800
   Short-term borrowings                         -           -        100,000
   Repayments of short-term borrowings           -           -       (100,000)
                                           -------    --------      ---------

      Net cash provided by financing
       activities                                -           -        647,800

Net increase (decrease) in cash             (7,677)    (13,483)        73,545

Cash and cash equivalents at
   beginning of year                        94,735      87,058             30
                                           -------    --------      ---------

Cash and cash equivalents at
   end of year                             $87,058     $73,575      $  73,575
                                           =======     =======      =========

Supplemental disclosure of non-cash financing activities:

   Consulting fees paid directly by
    common stock purchasers                $     -     $     -      $  50,000
                                           =======     =======      =========

   Stock issued in settlement of an account
    payable to a related party             $     -     $     -      $  15,256
                                           =======     =======      =========

                            See accompanying notes.
                                      F-7

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 2001


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

                             March 31, 2000 and 2001


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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 2001


3. Income taxes

   No provision for income taxes is required for the years ended March 31, 2000 and 2001 or the period from inception of the development stage (July 26, 1990) through March 31, 2001 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $177,000, of which only $11,800 may be used in any one year. If not used to offset future taxable income, the carryforwards will expire as follows:

                    2003                           $ 19,000
                    2004                             36,000
                    2005                              5,000
                    2006                             14,000
                    2007                            103,000
                    2008                            367,000
                    2009                             42,000
                    2010                             26,000
                    2011                             11,000
                    2012                             12,000
                    2013                              9,000
                    2019                             24,000
                    2020                              8,000
                    2021                             14,000
                                                   --------
                                                   $690,000
                                                   ========


   As of March 31, 2000 and 2001, total deferred tax assets and valuation allowance are as follows:
                                                       2000          2001
                                                       ----          ----
    Deferred tax assets resulting from loss
     carryforward                                     $240,000     $245,100
    Valuation allowance                               (240,000)    (245,100)
                                                      --------     --------
                                                      $      -     $      -
                                                      ========     ========

   A 100% valuation allowance has been established against the deferred tax asset, as utilization of the loss carryforwards cannot be reasonably assured.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 2001


4. Related party transactions

   For the years ended March 31, 2000 and 2001 and during the period from inception of the development stage, the Company incurred legal costs of $0, $0 and $88,221, respectively, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

   For the years ended March 31, 2000 and 2001 and during the period from inception of the development stage, the Company incurred legal costs of $4,211, $9,308 and $86,091, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

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