Form 10QSB
period 2001-06-30
COGENCO INTERNATIONAL INC
filed 2001-08-07
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                   FORM 10-QSB




 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----       EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

                                  OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----       SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    -----------------

Commission file number:   2 - 87052 - D
                          -------------

                      Cogenco International, Inc.
-------------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

         Colorado                                  84-0914754
-------------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification
 incorporation or organization)            Number)

       Suite 1001, 1775 Sherman Street, Denver, Colorado  80203
-------------------------------------------------------------------------------
         (Address of principal executive offices and Zip Code)

                            (303) 894-0234
-------------------------------------------------------------------------------
                    (Registrant's telephone number)

                               N/A
   ----------------------------------------------------------------
         (Former name, former address and former fiscal year,
                     if changed since last report)

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

The number of shares outstanding of the issuer's classes of common stock, as of July 16, 2001 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                 INDEX


                                                                        Page No.

   PART I. FINANCIAL INFORMATION

   Balance Sheet - March 31, 2001 and June 30, 2001 (unaudited)              1

   Statement of Operations - For the Three Months Ended June
   30, 2000 and 2001 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) through June 30, 2001
   (unaudited)                                                               2

   Statement of Stockholders' Equity - For the Three Months Ended
   June 30, 2001 (unaudited)                                                 3

   Statement of Cash Flows - For the Three Months Ended June 30,
   2000 and 2001 and Cumulative Amounts from Inception of the
   Development Stage (July 26, 1990) through June 30, 2001 (unaudited)       4

   Notes to Unaudited Financial Statements                                   5

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                     6

   PART II. OTHER INFORMATION                                                6
   -------- -----------------

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                        March 31, 2001 and June 30, 2001

                                     ASSETS

                                                       March 31,       June 30,
                                                         2001            2001
                                                         ----            ----
Current asset:
   Cash, in interest bearing accounts                $    73,575    $    66,905

Computer equipment, at cost, net of
   accumulated depreciation of $3,572
   (March) and $3,572 (June)                                --             --
                                                     -----------    -----------

                                                     $    73,575    $    66,905
                                                     ===========    ===========


             STOCKHOLDERS' EQUITY

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
    shares authorized, no shares issued and
    outstanding                                      $      --      $      --

   Common stock, $.01 par value; 50,000,000
    shares authorized, 1,788,756 shares issued
    and outstanding                                       17,888         17,888

   Additional paid-in capital                          2,054,400      2,054,400

   Accumulated deficit (including $635,922 deficit
    accumulated during the development stage
    at June 30, 2001)                                 (1,998,713)    (2,005,383)
                                                     -----------    -----------

    Total stockholders' equity                       $    73,575    $    66,905
                                                     ===========    ===========


                             See accompanying notes.
                                        1




                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
    For the Three Months Ended June 30, 2000 and 2001 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through June 30, 2001
                                   (Unaudited)

                                                                         Cumulative
                                            Three Months Ended June 30,  amounts from
                                               2000            2001        Inception
                                               ----            ----        ---------
Revenues:
   Interest income                          $       971    $       397    $    40,964

Costs and expenses:
   Legal fees - related party (Notes 3)           5,378          3,179        177,491
   Consulting and travel expenses -
    related party                                  --             --          152,380
   Dry hole costs                                  --             --          123,086
   General and administration                     4,007          3,888        220,357
   Depreciation                                     125           --            3,572
                                            -----------    -----------    -----------

    Total costs and expenses                      9,510          7,067        676,886
                                            -----------    -----------    -----------

     Net loss (Note 2)                      $    (8,539)   $    (6,670)   $  (635,922)
                                            ===========    ===========    ===========

Basic and diluted loss per common share     $         *    $         *    $     (0.46)
                                            ===========    ===========    ===========

Weighted average number of common
   shares outstanding                         1,788,756      1,788,756      1,388,572
                                            ===========    ===========    ===========

    *   Less than $.01 per share

                             See accompanying notes.
                                        2


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended June 30, 2001


                                          Common stock          Additional                   Total
                                          ------------           paid-in    Accumulated  stockholders'
                                        Shares       Amount      capital      deficit       equity
                                        ------       ------      -------      -------       ------

Balance at March 31, 2001               1,788,756     $ 17,888  $ 2,054,400  $(1,998,713)     $ 73,575

   Net loss for the three months ended
    June 30, 2001                               -            -            -       (6,670)       (6,670)
                                        ---------     --------  -----------  -----------      --------

Balance, June 30, 2001                  1,788,756     $ 17,888  $ 2,054,400  $(2,005,383)     $ 66,905
                                        =========     ========  ===========  ===========      ========


                             See accompanying notes.
                                        3

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
    For the Three Months Ended June 30, 2000 and 2001 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through June 30, 2001
                                   (Unaudited)

                                                                    Cumulative
                                       Three Months Ended June 30, amounts from
                                             2000        2001        Inception
                                             ----        ----        ---------
Cash flows from operating activities:
   Net loss                               $(8,539)    $(6,670)      $(635,922)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
     Depreciation expense                     125           -           3,572
     Consulting fees paid directly by
      common stock purchasers                   -           -          50,000
     Decrease in accounts payable           6,950           -           4,997
                                          -------     -------       ---------

     Net cash used in operations           (1,464)     (6,670)       (577,353)

Cash flows from investing activities:
   Purchase of computer equipment               -           -          (3,572)
                                          -------      ------       ---------

     Net cash used in investing activities      -           -          (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock           -           -         647,800
   Short-term borrowings                        -           -         100,000
   Repayments of short-term borrowings          -           -        (100,000)
                                          -------      ------       ---------

     Net cash provided by financing
      activities                                -           -         647,800
                                          -------      ------       ---------

Net increase (decrease) in cash            (1,464)     (6,670)         66,875

Cash and cash equivalents at
   beginning of period                     87,058      73,575              30
                                          -------      ------       ---------

Cash and cash equivalents at
   end of period                          $85,594     $66,905        $ 66,905
                                          =======     =======        ========


                             See accompanying notes.
                                        4

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2001


1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2001 and June 30, 2001, and the results of operations and cash flows for the periods ended June 30, 2000 and 2001.

2. Income taxes

   No provision for income taxes is required at March 31, 2001 and June 30, 2001 because, in management's opinion, the effective tax rate for the years will be zero.

   As of March 31, 2001 and June 30, 2001, total deferred tax assets and valuation allowance are as follows:

                                                  March 31,    June 30,
                                                    2001         2001
                                                    ----         ----

     Deferred tax assets resulting from loss
     carryforward                                $ 245,000    $ 247,500
     Valuation allowance                          (245,000)    (247,500)
                                                 ---------    ---------

                                                 $       -    $       -
                                                 =========    =========


3. Related party transactions

   For the period of inception of the development stage to June 30, 2001, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

   For the three months ended June 30, 2000, and 2001, and from inception of the development stage, the Company incurred legal costs of $5,378, $3,179 and $89,270, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At June 30, 2001, the Company had working capital of $66,905 as compared to working capital of $73,575 on March 31, 2001. The decrease is attributable primarily to a net operating loss for the three month period of $6,670. This was caused principally by costs and expenses consisting of legal fees of $3,179, accounting fees of $3,045, miscellaneous expenses of $843 with minimal offsetting interest of $397. No charges have been made for management of the Company for the three month period ended June 30, 2001 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

   Material Changes in Results of Operations

   The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

   PART II

   Item 6. Exhibits and Reports on Form 8-K

   A. Exhibits

      None

   B. Reports on Form 8-K

      During the quarter ended June 30, 2001, the Registrant has filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2001                    /s/ David W. Brenman
                                       -----------------------------------------
                                            David W. Brenman, President