Form 10QSB
period 2001-09-30
COGENCO INTERNATIONAL INC
filed 2001-11-02
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----       SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    -----------------

                     Commission file number: 2 - 87052 - D
                                             -------------

                           Cogenco International, Inc.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Colorado                                              84-0914754
 ------------------------------                           -------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                          Identification Number)

             Suite 1001, 1775 Sherman Street, Denver, Colorado 80203
               ---------------------------------------------------
              (Address of principal executive offices and Zip Code)

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

The number of shares outstanding of the issuer's classes of common stock, as of October 12, 2001 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX


                                                                        Page No.

   PART I. FINANCIAL INFORMATION

   Balance Sheet - March 31, 2001 and September 30, 2001 (unaudited)        1

   Statement of  Operations - For the Three Months Ended  September
   30, 2000 and 2001 (unaudited)                                            2

   Statement of Operations - For the Six Months Ended September 30,
   2000 and 2001 and Cumulative Amounts from Inception of the
   Development Stage (July 26, 1990) through September 30, 2001
   (unaudited)                                                              3

   Statement of Stockholders' Equity - For the Six Months Ended
   September 30, 2001 (unaudited)                                           4

   Statement of Cash Flows - For the Six Months Ended September 30,
   2000 and 2001 and Cumulative Amounts from Inception of the
   Development Stage (July 26, 1990) through September 30, 2001
   (unaudited)                                                              5

   Notes to Unaudited Financial Statements                                  6

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                    7

   PART II.    OTHER INFORMATION                                            7
   --------    -----------------

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                      March 31, 2001 and September 30, 2001
                                   (Unaudited)


                                     ASSETS

                                                      March 31,    September 30,
                                                         2001          2001
                                                         ----          ----
Current asset:
   Cash, in interest bearing accounts                $    73,575    $    64,811

Computer equipment, at cost, net of accumulated
   depreciation of $3,572 (March) and $3,572
   (September)                                              --             --
                                                     -----------    -----------

                                                     $    73,575    $    64,811
                                                     ===========    ===========


                STOCKHOLDERS' EQUITY


Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
    shares authorized, no shares issued and
    outstanding                                      $      --      $      --
   Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and
    outstanding                                           17,888         17,888
   Additional paid-in capital                          2,054,400      2,054,400
   Accumulated deficit (including $638,016 deficit
    accumulated during the development stage at
    September 30, 2001)                               (1,998,713)    (2,007,477)
                                                     -----------    -----------

    Total stockholders' equity                       $    73,575    $    64,811
                                                     ===========    ===========


                             See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
             For the Three Months Ended September 30, 2000 and 2001
                                   (Unaudited)

                                                       2000            2001
                                                       ----            ----

Revenues:
   Interest income                                 $       905      $       293

Costs and expenses:
   Legal fees - related party (Note 3)                     786            1,018
   General and administration                            1,277            1,369
   Depreciation                                            125             --
                                                   -----------      -----------

    Total costs and expenses                             2,188            2,387
                                                   -----------      -----------

      Net loss (Note 2)                            $    (1,283)     $    (2,094)
                                                   ===========      ===========

Basic and diluted loss per common share                      *                *
                                                   ===========      ===========

Weighted average number of common
   shares outstanding                                1,788,756        1,788,756
                                                   ===========      ===========

    *    Less than $.01 per share


                             See accompanying notes.



                            COGENCO INTERNATIONAL, INC.
                           (A Development Stage Company)
                              STATEMENT OF OPERATIONS
        For  the Six Months Ended September 30, 2000 and 2001 and Cumulative
             Amounts from Inception of the Development Stage (July 26, 1990)
                            Through September 30, 2001
                                    (Unaudited)


                                              Six Months Ended         Cumulative
                                                September 30,            amounts
                                         --------------------------        from
                                            2000           2001         Inception
                                            ----           ----        -----------

Revenues:
   Interest income                       $     1,876    $       690    $    41,257

Costs and expenses:
   Legal fees - related party (Note 3)         6,163          4,197        178,509
   Consulting and travel expenses -
    related party                               --             --          152,380
   Dry hole costs                               --             --          123,086
   General and administration                  5,285          5,257        221,726
   Depreciation                                  250           --            3,572
                                         -----------    -----------    -----------

    Total costs and expenses                  11,698          9,454        679,273
                                         -----------    -----------    -----------

      Net loss (Note 2)                  $    (9,822)   $    (8,764)   $  (638,016)
                                         ===========    ===========    ===========

Basic and diluted loss per common
  share                                  $     (0.01)             *    $     (0.46)
                                         ===========    ===========    ===========

Weighted average number of common
   shares outstanding                      1,788,756      1,788,756      1,397,587
                                         ===========    ===========    ===========

    *    Less than $.01 per share


                              See accompanying notes.

                                        3



                                         COGENCO INTERNATIONAL, INC.
                                        (A Development Stage Company)
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                                 For the Six Months Ended September 30, 2001
                                                 (Unaudited)


                                                                   Additional                      Total
                                              Common stock           paid-in     Accumulated   stockholders'
                                          Shares        Amount       capital       deficit        equity
                                        ----------   -----------   -----------   -----------    -----------
Balance at  March 31, 2001               1,788,756   $    17,888   $ 2,054,400   $(1,998,713)   $    73,575

   Net loss for the six months ended
    September 30, 2001                        --            --            --          (8,764)        (8,764)
                                       -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2001              1,788,756   $    17,888   $ 2,054,400   $(2,007,477)   $    64,811
                                       ===========   ===========   ===========   ===========    ===========


                                           See accompanying notes.

                                                      4



                            COGENCO INTERNATIONAL, INC.
                           (A Development Stage Company)
                              STATEMENT OF CASH FLOWS
         For the Six Months Ended September 30, 2000 and 2001 and Cumulative
          Amounts from Inception of the Development Stage (July 26, 1990)
                            Through September 30, 2001
                                    (Unaudited)


                                                 Six Months Ended      Cumulative
                                                   September 30,         amounts
                                              ----------------------      from
                                                 2000         2001      Inception
                                                 ----         ----      ---------
Cash flows from operating activities:
   Net loss                                   $  (9,822)   $  (8,764)   $(638,016)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation expense                          250         --          3,572
      Consulting fees paid directly by
       common stock purchasers                     --           --         50,000
      Increase in accounts payable                 --           --          4,997
                                              ---------    ---------    ---------

      Net cash used in operations                (9,572)      (8,764)    (579,447)

Cash flows from investing activities:
   Purchase of computer equipment                  --           --         (3,572)
                                              ---------    ---------    ---------

      Net cash used in investing activities        --           --         (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock              --           --        647,800
   Short-term borrowings                           --           --        100,000
   Repayments of short-term borrowings             --           --       (100,000)
                                              ---------    ---------    ---------

      Net cash provided by financing
       activities                                  --           --        647,800
                                              ---------    ---------    ---------

Net increase (decrease) in cash                  (9,572)      (8,764)      64,781

Cash and cash equivalents at
   beginning of period                           87,058       73,575           30
                                              ---------    ---------    ---------
Cash and cash equivalents at
   end of period                              $  77,486    $  64,811    $  64,811
                                              =========    =========    =========


                              See accompanying notes.

                                         5

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2001


1.   Basis of presentation

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2001 and September 30, 2001, and the results of operations and cash flows for the periods ended September 30, 2000 and 2001.

2.   Income taxes

     No provision for income taxes is required at March 31, 2001 and September 30, 2001 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 2001 and September, 2001, total deferred tax assets and valuation allowance are as follows:

                                                March 31,   September 30,
                                                  2001          2001
                                                  ----          ----

Deferred tax assets resulting from loss
  carryforward                                 $ 245,100     $ 248,300
Valuation allowance                             (245,100)     (248,300)
                                               ---------     ---------

                                               $    --       $    --
                                               =========     =========


3.   Related party transactions

     For the period of inception of the development stage to September 30, 2001, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the six months ended September 30, 2000, and 2001, and from inception of the development stage, the Company incurred legal costs of $6,163, $4,197 and $90,288, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2001



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At September 30, 2001, the Company had working capital of $64,811 as compared to working capital of $73,575 on March 31, 2001. The decrease is attributable primarily to a net operating loss for the six month period of $8,764. This was caused principally by costs and expenses consisting of legal fees of $4,197, accounting fees of $3,680, miscellaneous expenses of $1,577 with minimal offsetting interest of $690. No charges have been made for management of the Company for the six month period ended September 30, 2001 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

Material Changes in Results of Operations

The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

PART II

Item 6. Exhibits and Reports on Form 8-K

A.   Exhibits

     None

B.   Reports on Form 8-K

     During the quarter ended September 30, 2001, the Registrant has filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2001                      /s/  David W. Brenman
                                            ---------------------------------
                                                 David W. Brenman, President