Form 10QSB
period 2001-12-31
COGENCO INTERNATIONAL INC
filed 2002-01-29
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----       EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2001

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

                    4400 E. Oxford Place, Englewood, CO 80110
-------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (303) 757-2700
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

             Suite 1001, 1775 Sherman Street, Denver, Colorado 80203
             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares outstanding of the issuer's classes of common stock, as of January 16, 2002 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

   PART I. FINANCIAL INFORMATION
   -----------------------------

   Balance Sheet - March 31, 2001 and December 31, 2001 (unaudited)       1

   Statement of Operations - For the Three Months Ended December 31,
   2000 and 2001 (Unaudited)                                              2

   Statement of Operations - For the Nine Months Ended December 31,
   2000 and 2001 and Cumulative Amounts from Inception of the
   Development Stage (July 26, 1990) through December 31, 2001
   (unaudited)                                                            3

   Statement of Stockholders' Equity - For the Nine Months Ended
   December 31, 2001 (unaudited)                                          4

   Statement of Cash Flows - For the Nine Months Ended December 31,
   2000 and 2001 and Cumulative Amounts from Inception of the
   Development Stage (July 26, 1990) through December 31, 2001
   (unaudited)                                                            5

   Notes to Unaudited Financial Statements                                6

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                  7

   PART II. OTHER INFORMATION                                             7
   --------------------------

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                      March 31, 2001 and December 31, 2001
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                        March 31,   December 31,
                                                           2001         2001
                                                           ----         ----
Current asset:
    Cash in an interest bearing account                  $ 73,575      $ 63,290

Computer equipment, at cost, net of accumulated
   depreciation of $3,572                                       -             -
                                                         --------      --------

                                                         $ 73,575      $ 63,290
                                                         ========      ========


                              STOCKHOLDERS' EQUITY
                              --------------------


Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding        $       -     $       -
   Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and outstanding    17,888        17,888
   Additional paid-in capital                           2,054,400     2,054,400
   Accumulated deficit (including $639,537 deficit
    accumulated during the development stage at
    December 31, 2001)                                 (1,998,713)   (2,008,998)
                                                       ----------    ----------

    Total stockholders' equity                         $   73,575    $   63,290
                                                       ==========    ==========


                             See accompanying notes.
                                        1

                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
             For the Three Months Ended December 31, 2000 and 2001
                                   (Unaudited)

                                                            2000         2001
                                                            ----         ----

Revenues:
   Interest income                                       $    779      $    122

Costs and expenses:
   Legal fees - related party (Note 3)                      1,512           261
   General and administration                               1,163         1,382
   Depreciation                                               125             -
                                                         --------      --------

    Total costs and expenses                                2,800         1,643
                                                         --------      --------

      Net loss (Note 2)                                  $ (2,021)     $ (1,521)
                                                         ========      ========

Basic and diluted loss per common share                         *             *
                                                         ========      ========
Weighted average number of common
   shares outstanding                                   1,788,756     1,788,756
                                                        =========     =========

    *    Less than $.01 per share


                             See accompanying notes.
                                        2

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
   For the Nine Months Ended December 31, 2000 and 2001 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990)Through December 31, 2001
                                   (Unaudited)

                                                 Nine Months
                                              Ended December 31,     Cumulative
                                          ------------------------  amounts from
                                            2000             2001     Inception
                                            ----             ----     ---------
Revenues:
   Interest income                        $ 2,655          $   812     $ 41,379

Costs and expenses:
   Legal fees - related party (Note 3)      7,675            4,458      178,770
   Consulting and travel expenses -
    related party                               -                -      152,380
   Dry hole costs                               -                -      123,086
   General and administration               6,448            6,639      223,108
   Depreciation                               375                -        3,572
                                          -------         --------    ---------

    Total costs and expenses               14,498           11,097      680,916
                                          -------          -------      -------

      Net loss (Note 2)                  $(11,843)        $(10,285)   $(639,537)
                                         ========         ========    =========

Basic and diluted loss per common share         *                *    $   (0.45)
                                         ========         ========    =========

Weighted average number of common
   shares outstanding                   1,788,756        1,788,756    1,406,205
                                        =========        =========    =========

    *    Less than $.01 per share


                             See accompanying notes.
                                        3

                          COGENCO INTERNATIONAL, INC.
                         (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Nine Months Ended December 31, 2001
                                   (Unaudited)


                                               Common stock         Additional                   Total
                                          ----------------------     paid-in    Accumulated  stockholders'
                                           Shares        Amount      capital      deficit       equity
                                           ------        ------      -------      -------       ------

Balance,  March 31, 2001                  1,788,756      $17,888    $2,054,400   $(1,998,713)     $73,575

   Net loss for the nine months ended
    December 31, 2001                             -            -             -       (10,285)     (10,285)
                                          ---------      -------    ----------   -----------      -------

Balance, December 31, 2001                1,788,756      $17,888    $2,054,400   $(2,008,998)     $63,290
                                          =========      =======    ==========   ===========      =======


                             See accompanying notes.
                                        4

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
   For the Nine Months Ended December 31, 2000 and 2001 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990)Through December 31, 2001
                                   (Unaudited)

                                                                      Cumulative
                                     Nine Months Ended December 31, amounts from
                                            2000          2001        Inception
                                            ----          ----        ---------
Cash flows from operating activities:
   Net loss                               $(11,843)     $(10,285)     $(639,537)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation expense                     375             -          3,572
      Consulting fees paid directly by
       common stock purchasers                   -             -         50,000
      Increase (decrease) in accounts
       payable                                   -             -          4,997
                                          --------      --------      ---------

      Net cash used in operations          (11,468)      (10,285)      (580,968)

Cash flows from investing activities:
   Purchase of computer equipment                -             -         (3,572)
                                          --------      --------      ---------

      Net cash used in investing activities      -             -         (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock            -             -        647,800
   Short-term borrowings                         -             -        100,000
   Repayments of short-term borrowings           -             -       (100,000)
                                          --------      --------      ---------

      Net cash provided by financing
       activities                                -             -        647,800
                                          --------      --------      ---------

Net increase (decrease) in cash            (11,468)      (10,285)        63,260

Cash and cash equivalents at
   beginning of year                        87,058        73,575             30
                                          --------      --------      ---------

Cash and cash equivalents at
   end of year                            $ 75,590      $ 63,290      $  63,290
                                          ========      ========      =========


                             See accompanying notes.
                                        5

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2001


1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2001 and December 31, 2001, and the results of operations and cash flows for the periods ended December 31, 2000 and 2001.

2. Income taxes

   No provision for income taxes is required at March 31, 2001 and December 31, 2001 because, in management's opinion, the effective tax rate for the years will be zero.

   As of March 31, 2001 and December 31, 2001, total deferred tax assets and valuation allowance are as follows:

                                                      March 31,   December, 31
                                                         2001          2001
                                                         ----          ----

     Deferred tax assets resulting from loss
       carryforward                                    $ 245,100     $ 248,900
     Valuation allowance                                (245,100)     (248,900)
                                                       ---------     ---------

                                                       $       -     $       -
                                                       =========     =========

3. Related party transactions

   For the period from inception of the development stage to December 31, 2001, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

   For the nine months ended December 31, 2000, and 2001, and from inception of the development stage, the Company incurred legal costs of $7,675, $4,458 and $90,549 respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2001


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At December 31, 2001, the Company had working capital of $63,290 as compared to working capital of $73,575 on March 31, 2001. The decrease is attributable to a net operating loss for the nine month period of $10,285. This was caused principally by costs and expenses consisting of legal fees of $4,458, accounting fees of $4,315, miscellaneous expenses of $2,324 with minimal offsetting interest income of $812. No charges have been made for management of the Company for the nine month period ended December 31, 2001 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

   Material Changes in Results of Operations

   The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

   PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

   A. Exhibits

      None

   B. Reports on Form 8-K

      During the quarter ended December 31, 2001, the Registrant has filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 25, 2002                  /s/ David W. Brenman
                                  ---------------------------------
                                        David W. Brenman, President