Form 10KSB
period 2002-03-31
COGENCO INTERNATIONAL INC
filed 2002-06-17
CIK 730729

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ____________

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

                             4400 East Oxford Place
                            Englewood, Colorado 80110
                            -------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (303) 757-2700

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: $ 920.

     Aggregate market value of voting stock held by non-affiliates as of March 31, 2001: $ -0-. There is currently no trading market for the Registrant's securities.

     Number of shares of Common Stock, $.0l par value, outstanding as of May 31, 2002: 1,788,756.

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

Item l. Description of Business
-------------------------------

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

Item 2. Description of Property
-------------------------------

     The Company currently maintains its offices at no charge in the business office of Mr. Albert Brenman, Attorney at Law, who represents it in general corporate and securities law matters. See Item 12 - "Certain Relationships and Related Transactions. " The office facilities are provided to the Company pursuant to an oral agreement, and the value of such facilities is de minimis. Management believes that this arrangement will be suitable for its needs for the immediate future.

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

(b)  Holders.

     (b)(1) The approximate number of record holders of the Company's Common Stock, $.0l par value, as of May 21, 2002 was 833. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

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

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Results of Operations

Years Ended March 31, 2001 and 2002.

As stated above, the Company has been essentially inactive since early 1988 until the 1993 fiscal year. During this time the Company was, and since has been, investigating investment alternatives in the oil and gas industry but has been unsuccessful. As a result, during the last two fiscal years the Company achieved no operating revenues, but recognized a net loss of $(13,986) for the fiscal year ended March 31, 2001 as compared to a net loss of $(11,601) for the fiscal year ended March 31, 2002. The larger net loss during the 2001 fiscal year was due to legal fees of $9,308 in 2001 and $4,458 in 2002, and general and administrative of $7,636 in 2001 and $8,063 in 2002. The Company is attempting to finance new business operations at the present time.

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

     As of this date, the Company has not identified any properties to be acquired at the present time. Until properties are acquired, the Company's available cash is expected to satisfy its cash requirements during the fiscal year ending March 31, 2003.

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

     Balance Sheet - March 31, 2001 and 2002............................   F-2

     Statement of Operations - For the Years Ended March 31, 2001
       and 2002 and Cumulative Amounts from Inception of the
       Development Stage (July 26, 1990)
       through March 31, 2002 ..........................................   F-3

     Statement of Stockholders' Equity
     For the Period from Inception of the Development
     Stage (July 26, 1990) through March 31, 2002.......................  F4-F6

     Statement of Cash Flows - For the Years
       Ended March 31, 2001 and 2002 and
       Cumulative Amounts from Inception of
       the Development Stage (July 26, 1990) through
       March 31, 2002...................................................   F-7

     Notes to Financial Statements
       March 31, 2001 and 2002.......................................... F-8-F11




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

     The current sole officer and director of the Company is:

Name                    Age                Position
----                    ---                --------

David W. Brenman        46                 Director, President, Secretary and
                                           Treasurer

The sole director intends to appoint additional directors when appropriate.

David W. Brenman, age 46, has been since 1988 engaged as an independent financial consultant. From 1984 until the present Mr. Brenman has served as president and director of the Company and also serves, as Treasurer and Secretary of the Company. From 1987 to 1988 Mr. Brenman was a vice president of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc. From 1979 until 1984, Mr. Brenman was an associate with the law firm of Brenman Raskin & Friedlob, P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law. Mr. Brenman received a B.A. degree from the University of Washington in accounting, a J.D. degree from the University of Denver, College of Law and an L.L.M. in taxation from New York University. Since 1994 he has served as President of Taltos S.p.A., a Company engaged in the production of light-weight stone products.

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

Item 10. Executive Compensation
-------------------------------

Cash Compensation.

     During the past three (3) fiscal years, no officer of the Company received any compensation or reimbursements for expenses.

Mr. Brenman has received no stock options, employee benefits, or other form of direct or indirect remuneration from the Company during the 2000, 2001 and 2002 fiscal years. Mr. Brenman is currently devoting such time as is necessary to the affairs of the Company to seek out a merger candidate or an investment opportunity.

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

Compensation of Directors.

The Company does not pay its directors for their services in that capacity; however, officers and directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of the Company. Currently, the Company does not pay any directors fees for attendance at board meetings.

     The Company has no other arrangements pursuant to which any director of the Company was compensated during the fiscal year ended March 31, 2002 for services as a director.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) (b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of May 31, 2002, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5 % or more of the outstanding shares of Common Stock, by each person who is an officer and/or director of the Company and by all officers and directors of the Company as a group. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's Common Stock.

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
Stock       1775 Sherman Street
            Suite 1001
            Denver, CO 80203

Common      International Penta Financial        543,334 (l)             30.4%
Stock       Services A.G.
            c/o Harold A.M.A. Janssen
            Hintergass 19
            P.O. Box 174 FL-9490. Vaduz
            Liechtenstein, Europe

Common      Albert Brenman                       367,132 (1) (2)         20.5%
Stock       4400 East Oxford Place
            Englewood, CO 80110

Common      A. Thomas Tenenbaum                  226,403                 12.7%
Stock       9049 South Forrest Drive
            Highlands Ranch, CO 80126

Common      Officers and                         497,042 (1)             27.8%
Stock       directors as a
            group (one
            person)

----------
(1)  Ownership is direct.

(2) Includes 181,111 shares registered in the name of Thomas A. Bromberg which were acquired by Mr. Brenman from Mr. Bromberg on March 11, 2002 in connection with Mr. Brenman's withdrawal from the law firm of Brenman Bromberg & Tenenbaum P.C., and 186,021 shares owned by Albert Brenman See "Item 12. Certain Relationships and Related Transactions. "

(c)  Changes in Control.

Management is not aware of any arrangements which may result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

(a) (b) (c) Transactions with Management and Others.

     Legal Representation. The law firm of Brenman Bromberg & Tenenbaum, P. C. ("BBT") provided legal representation to the Company until December 31, 2001. Thereafter and currently Albert Brenman provides legal services to the Company. Mr. Brenman, is the father of David W. Brenman, the sole officer and director of the Company. Mr. Brenman owns 367,132 shares of the Company's Common Stock. BBT was paid its standard hourly fees for legal representation of the Company. Mr. Brenman is paid his standard hourly fee and currently provides office facilities to the Company at no charge. When Mr. Brenman withdrew from BBT during 2001 he acquired 181,112 shares from BBT for $182.00 and 181,111 shares from Mr. Bromberg for $182. Mr. Tenenbaum withdrew from BBT in 2001 and acquired 181,112 shares of the Company's common stock from BBT for $182.

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


                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 17, 2002
                                     COGENGO INTERNATIONAL, INC.



                                     By: /s/ David W. Brenman
                                     ------------------------
                                     David W. Brenman, President

     In accordnace with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date:  June 17, 2002

                                     By: /s/ David W. Brenman
                                     ------------------------
                                     David W. Brenman, President, Principal
                                     Executive Officer, Principal Accounting
                                     Officer, principal Financial Officer and
                                     sole Director

                           COGENCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2002

                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



   The Board of Directors and Shareholders
   Cogenco International, Inc.


   We have audited the balance sheet of Cogenco International, Inc. (a development stage company) as of March 31, 2001 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (July 26, 1990) through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogenco International, Inc. as of March 31, 2001 and 2002, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage through March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                              /s/ CAUSEY DEMGEN & MOORE INC.
                                              ------------------------------
   Denver, Colorado                               CAUSEY DEMGEN & MOORE INC.
   April 19, 2002

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             March 31, 2001 and 2002

                                     ASSETS


                                                           2001         2002
                                                           ----         ----
Current asset:
   Cash, in interest bearing accounts                   $ 73,575      $ 61,974

Computer equipment, at cost, net of accumulated
   depreciation of $3,572                                      -             -
                                                        --------      --------

                                                        $ 73,575      $ 61,974
                                                        ========      ========

                              STOCKHOLDERS' EQUITY


Preferred stock, $.01 par value; 10,000,000 shares
   authorized, no shares issued and outstanding              $ -           $ -
Common stock, $.01 par value; 50,000,000 shares
   authorized, 1,788,756 shares issued and outstanding    17,888        17,888
Additional paid-in capital                             2,054,400     2,054,400
Accumulated deficit (including $640,853 deficit
   accumulated during the development stage at
   March 31, 2002)                                    (1,998,713)   (2,010,314)
                                                      ----------    ----------

   Total stockholders' equity                         $   73,575     $  61,974
                                                      ==========     =========


                            See accompanying notes.
                                      F-2

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
       For the Years Ended March 31, 2001 and 2002 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through March 31, 2002


                                                                    Cumulative
                                                                   amounts from
                                           2001         2002        Inception
                                           ----         ----       ------------

Revenues:
   Interest income                        $   3,461     $     920    $  41,487

Costs and expenses:
   Legal fees - related party (Note 4)        9,308         4,458      178,770
   Consulting and travel expenses -
    related party                                 -             -      152,380
   Dry hole costs (Note 5)                        -             -      123,086
   General and administration                 7,636         8,063      224,532
   Depreciation                                 503             -        3,572
                                          ---------     ---------    ---------

    Total costs and expenses                 17,447        12,521      682,340
                                          ---------     ---------    ---------

      Net loss (Note 3)                   $ (13,986)    $ (11,601)   $(640,853)
                                          =========     =========    =========

Basic and diluted loss per common share   $   (0.01)    $   (0.01)   $   (0.45)
                                          =========     =========    =========

Weighted average number of common
   shares outstanding                     1,788,756     1,788,756    1,414,276
                                          =========     =========    =========

                            See accompanying notes.
                                      F-3



                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             For the Period from Inception of the Development Stage
                     (July 26, 1990) Through March 31, 2002

                                                                       Additional                       Total
                                                  Common stock          paid-in       Accumulated   stockholders'
                                                  Shares    Amount       capital         deficit        equity
                                                ------      ------       -------      -----------   -------------

Balance at July 25, 1990                           72,415   $   724    $1,358,508     $(1,369,461)    $(10,229)

Sale of common stock to employees of the
   related law firm for cash ($.50 per share)
   July 26, 1990                                   13,600       136         6,664               -        6,800

Sales of common stock to an unrelated entity
   for cash ($.50 per share) July 26, 1990         12,000       120         5,880               -        6,000

Shares of common stock issued in settlement
   of an account payable to the related law
   firm in October 1990 ($.50 per share)            1,985        20           973               -          993

Net loss for the period ended March 31, 1991            -         -             -         (11,922)     (11,922)
                                                 --------   -------    ----------     -----------     --------

Balance at March 31, 1991                         100,000     1,000     1,372,025      (1,381,383)      (8,358)

Shares of common stock issued in settlement
   of an account payable to the related law
   firm in February 1992 ($.50 per share)          28,756       288        13,975               -       14,263

Net loss for the period ended March 31, 1992            -         -             -         (13,545)     (13,545)
                                                 --------   -------    ----------     -----------     --------

Balance at March 31, 1992                         128,756     1,288     1,386,000      (1,394,928)      (7,640)


                         (Continued on following page)
                            See accompanying notes.
                                      F-4


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             For the Period from Inception of the Development Stage
                     (July 26, 1990) Through March 31, 2002
                        (Continued from preceding page)


                                                                       Additional                       Total
                                                  Common stock          paid-in       Accumulated   stockholders'
                                                  Shares    Amount       capital         deficit        equity
                                                  ------    ------       -------      -----------   -------------

Sale of common stock to two individuals for cash
   and cash payments to the Company's president
   in March 1993 ($.11 per share) (Note 2)      1,610,000   16,100       158,900              -       175,000

Net loss for the period ended March 31, 1993            -        -             -        (100,291)    (100,291)
                                                ---------  -------    ----------     -----------     --------

Balance at March 31, 1993                       1,738,756   17,388     1,544,900      (1,495,219)      67,069

Capital contribution of two shareholders
   consisting of cash payments to the
   Company's president in April 1993  (Note 2)          -        -        10,000               -       10,000

Sale of stock to an individual for cash ($10.00
   per share) (Note 2)                             50,000      500       499,500               -      500,000

Net loss for the period ended March 31, 1994            -        -             -        (368,020)    (368,020)
                                                ---------  -------    ----------     -----------     --------

Balance at March 31, 1994                       1,788,756   17,888     2,054,400      (1,863,239)     209,049

Net loss for the period ended March 31, 1995            -        -             -         (42,581)     (42,581)
                                                ---------  -------    ----------     -----------     --------

Balance at March 31, 1995                       1,788,756   17,888     2,054,400      (1,905,820)     166,468

Net loss for the period ended March 31, 1996            -        -             -         (25,813)     (25,813)
                                                ---------  -------    ----------     -----------     --------

Balance at March 31, 1996                       1,788,756   17,888     2,054,400      (1,931,633)     140,655

                         (Continued on following page)
                            See accompanying notes.
                                      F-5



                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             For the Period from Inception of the Development Stage
                     (July 26, 1990) Through March 31, 2002
                        (Continued from preceding page)

                                                                       Additional                       Total
                                                    Common stock         paid-in       Accumulated   stockholders'
                                                  Shares    Amount       capital         deficit        equity
                                                  ------    ------       -------      -----------   -------------

Net loss for the period ended March 31, 1997            -        -             -         (12,021)      (12,021)
                                                ---------  -------    ----------     -----------      --------

Balance at March 31, 1997                       1,788,756   17,888     2,054,400      (1,943,654)      128,634

Net loss for the period ended March 31, 1998            -        -             -          (9,234)       (9,234)
                                                ---------  -------    ----------     -----------      --------

Balance at March 31, 1998                       1,788,756   17,888     2,054,400      (1,952,888)      119,400

Net loss for the period ended March 31, 1999            -        -             -         (23,662)      (23,662)
                                                ---------  -------    ----------     -----------      --------

Balance at March 31, 1999                       1,788,756   17,888     2,054,400      (1,976,550)       95,738

Net loss for the period ended March 31, 2000            -        -             -          (8,177)       (8,177)
                                                ---------  -------    ----------     -----------      --------

Balance at March 31, 2000                       1,788,756   17,888     2,054,400      (1,984,727)       87,561

Net loss for the period ended March 31, 2001           -         -             -         (13,986)      (13,986)
                                                ---------  -------    ----------     -----------      --------

Balance at March 31, 2001                       1,788,756   17,888     2,054,400      (1,998,713)       73,575

Net loss for the period ended March 31, 2002            -        -             -         (11,601)      (11,601)
                                                ---------  -------    ----------     -----------      --------

Balance at March 31, 2002                       1,788,756  $17,888    $2,054,400     $(2,010,314)     $ 61,974
                                                =========  =======    ==========     ===========      ========

                            See accompanying notes.
                                      F-6

                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
       For the Years Ended March 31, 2001 and 2002 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through March 31, 2002

                                                                    Cumulative
                                                                   amounts from
                                              2001         2002     Inception
                                              ----         ----    ------------
Cash flows from operating activities:
   Net loss                                $(13,986)     $(11,601)  $(640,853)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation expense                      503             -       3,572
      Consulting fees paid directly by
       common stock purchasers                    -             -      50,000
      Increase in accounts payable                -             -       4,997
                                           --------      --------    --------

      Net cash used in operations           (13,483)      (11,601)   (582,284)

Cash flows from investing activities:
   Purchase of computer equipment                 -             -      (3,572)
                                           --------      --------    --------

      Net cash used in investing
        Activities                                -             -      (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock             -             -     647,800
   Short-term borrowings                          -             -     100,000
   Repayments of short-term borrowings            -             -    (100,000)
                                           --------      --------    --------

      Net cash provided by financing
       activities                                 -             -     647,800
                                           --------     ---------    --------

Net increase (decrease) in cash             (13,483)      (11,601)     61,944

Cash and cash equivalents at
   beginning of year                         87,058        73,575          30
                                           --------     ---------    --------

Cash and cash equivalents at
   end of year                             $ 73,575     $  61,974    $ 61,974
                                           ========     =========    ========

Supplemental disclosure of non-cash financing activities:

   Consulting fees paid directly by
    common stock purchasers                $      -     $       -    $ 50,000
                                           ========     =========    ========

   Stock issued in settlement of an account
    payable to a related party             $      -     $       -    $ 15,256
                                           ========     =========    ========

                            See accompanying notes.
                                      F-7

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2002



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

   Use of estimates:

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2002

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2002

3. Income taxes

   No provision for income taxes is required for the years ended March 31, 2001 and 2002 or the period from inception of the development stage (July 26, 1990) through March 31, 2002 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $177,000, of which only $11,800 may be used in any one year. If not used to offset future taxable income, the carryforwards will expire as follows:

                    2003                           $ 19,000
                    2004                             36,000
                    2005                              5,000
                    2006                             14,000
                    2007                            103,000
                    2008                            367,000
                    2009                             42,000
                    2010                             26,000
                    2011                             11,000
                    2012                             12,000
                    2013                              9,000
                    2019                             24,000
                    2020                              8,000
                    2021                             14,000
                    2022                             12,000
                                                   --------

                                                   $702,000
                                                   ========

   As of March 31, 2001 and 2002, total deferred tax assets and valuation allowance are as follows:

                                                    2001         2002
                                                    ----         ----

Deferred tax assets resulting from loss
  carryforward                                    $ 245,100    $ 248,900
Valuation allowance                                (245,100)    (248,900)
                                                  ---------    ---------

                                                  $       -    $       -
                                                  =========    =========

   A 100% valuation allowance has been established against the deferred tax asset, as utilization of the loss carryforwards cannot be reasonably assured.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2002

4. Related party transactions

   For the years ended March 31, 2001 and 2002 and during the period from inception of the development stage, the Company incurred legal costs of $0, $0 and $88,221, respectively, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

   For the years ended March 31, 2001 and 2002 and during the period from inception of the development stage, the Company incurred legal costs of $9,308, $4,458 and $90,549, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

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