Form 10QSB
period 2002-06-30
COGENCO INTERNATIONAL INC
filed 2002-08-08
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                   FORM 10-QSB




 X         QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----
           EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of the issuer's classes of common stock, as of July 26, 2002 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX


                                                                        Page No.

   PART I. FINANCIAL INFORMATION

   Balance Sheet - March 31, 2002 and June 30, 2002 (unaudited)           1

   Statement of Operations - For the Three Months Ended June 30, 2001
   and 2002 and Cumulative Amounts from Inception of the Development
   Stage (July 26, 1990) through June 30, 2002 (unaudited)                2

   Statement of Stockholders' Equity - For the Three Months Ended
   June 30, 2002 (unaudited)                                              3

   Statement of Cash Flows - For the Three Months Ended June 20, 2001
   and 2002 and Cumulative Amounts from Inception of the Development
   Stage (July 26, 1990) through June 30, 2002 (unaudited)                4

   Notes to Unaudited Financial Statements                                5

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                  6

   PART II.   OTHER INFORMATION                                           6

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                        March 31, 2002 and June 30, 2002
                                   (Unaudited)

                                     ASSETS

                                                            March         June
Current asset:
    Cash, in an interest bearing account                  $ 61,974    $ 61,016

Computer equipment, at cost, net of accumulated
   depreciation of $3,572                                        -           -
                                                          --------    --------
                                                          $ 61,974    $ 61,016
                                                          ========    ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
    Accounts Payable                                     $       -   $   3,110

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                 -           -
   Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and outstanding     17,888      17,888
   Additional paid-in capital                            2,054,400   2,054,400
   Accumulated deficit (including $644,921 deficit
    accumulated during the development stage at
    June 30, 2002)                                      (2,010,314) (2,014,382)
                                                        ----------  ----------

    Total stockholders' equity                              61,974      57,906
                                                        ----------  ----------

                                                        $   61,974  $   61,016
                                                        ==========  ==========


                             See accompanying notes.
                                        1

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
  For the Three Months Ended June 30, 2001 and 2002 and Cumulative Amounts from from Inception of the Development Stage (July 26, 1990) Through June 30, 2002
                                   (Unaudited)

                                                                      Cumulative
                                      Three Months Ended June 30,  amounts from
                                            2001           2002      Inception
                                            ----           ----      ---------

Revenues:
   Interest income                     $     397      $     114     $   41,601

Costs and expenses:
   Legal fees - related party (Note 3)     3,179              -        178,770
   Consulting and travel expenses -
    related party                              -              -        152,380
   Dry hole costs                              -              -        123,086
   General and administration              3,888          4,182        228,714
   Depreciation                                -              -          3,572
                                       ---------      ---------     ----------

    Total costs and expenses               7,067          4,182        686,522
                                       ---------      ---------     ----------

     Net loss (Note 2)                 $  (6,670)     $  (4,068)    $ (644,921)
                                       =========      =========     ==========

Basic and diluted loss per common
   share                                       *              *     $    (0.45)
                                       =========      =========     ==========

Weighted average number of common
   shares outstanding                  1,788,756      1,788,756      1,422,097
                                       =========      =========      =========

*   Less than $.01 per share




                             See accompanying notes.
                                        2

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended June 30, 2002
                                   (Unaudited)
                                                        Additional                Total
                                      Common stock       paid-in    Accumulated  stockholders'
                                    Shares     Amount    capital      deficit      equity
                                    ------     ------   ----------  -----------  -------------
Balance,  March 31, 2002           1,788,756  $17,888   $2,054,400  $(2,010,314) $ 61,974

 Net loss for the three months
    ended June 30, 2002                    -        -            -       (4,068)   (4,068)
                                   ---------  -------   ----------  -----------  --------
Balance, June 30, 2002             1,788,756  $17,888   $2,054,400  $(2,014,382) $ 57,906
                                   =========  =======   ==========  ===========  ========



                             See accompanying notes.
                                        3

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
    For the Three Months Ended June 30, 2001 and 2002 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through June 30, 2002
                                   (Unaudited)

                                                                    Cumulative
                                         Three Months Ended June   amounts from
                                             2001        2002       Inception
                                             ----        ----      ------------
Cash flows from operating activities:
   Net loss                                $ (6,670)  $ (4,068)     $ (644,921)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
     Depreciation expense                         -          -           3,572
     Consulting fees paid directly by
      common stock purchasers                     -          -          50,000
     Increase in accounts
      payable                                     -      3,110           8,107
                                           --------   --------        --------

     Net cash used in operations             (6,670)      (958)       (583,242)

Cash flows from investing activities:
   Purchase of computer equipment                 -          -          (3,572)
                                           --------   --------        --------

     Net cash used in investing activities        -          -          (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock             -          -         647,800
   Short-term borrowings                          -          -         100,000
   Repayments of short-term borrowings            -          -        (100,000)
                                           --------   --------        --------

     Net cash provided by financing
      activities                                  -          -         647,800
                                           --------   --------        --------

Net increase (decrease) in cash              (6,670)      (958)         60,986

Cash and cash equivalents at
   beginning of year                         73,575     61,974              30
                                           --------   --------        --------

Cash and cash equivalents at
   end of year                             $ 66,905   $ 61,016        $ 61,016
                                           ========   ========        ========


                             See accompanying notes.
                                        4

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2002


1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2002 and June 30, 2002, and the results of operations and cash flows for the periods ended June 30, 2001 and 2002.

2. Income taxes

   No provision for income taxes is required at March 31, 2002 and June 30, 2002 because, in management's opinion, the effective tax rate for the years will be zero.

   As of March 31, 2002 and June 30, 2002, total deferred tax assets and valuation allowance are as follows:

                                                       March        June

           Deferred tax assets resulting from loss
            carryforward                            $ 248,900    $ 250,900
           Valuation allowance                       (248,900)    (250,900)
                                                    ---------    ---------

                                                    $       -    $       -
                                                    =========    =========


3. Related party transactions

   For the period from inception of the development stage to June 30, 2002, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

   For the three months ended June 30, 2001 and 2002, and from inception of the development stage, the Company incurred legal costs of $3,179, $0 and $90,549 respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At June 30, 2002, the Company had working capital of $57,906 as compared to working capital of $61,974 on March 31, 2002. The decrease is attributable to a net operating loss for the three month period of $4,068. This was caused principally by costs and expenses consisting of accounting fees of $3,110, miscellaneous expenses of $1,072 with minimal offsetting interest income of $114. No charges have been made for management of the Company for the three month period ended June 30, 2002 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

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

   PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

A.    Exhibits

      None

   B. Reports on Form 8-K

      During the quarter ended June 30, 2002, the Registrant has filed no reports on Form 8-K.
                                        6

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2002               /s/ David W. Brenman
                                  ---------------------------------
                                        David W. Brenman, President