Form 10QSB
period 2002-09-30
COGENCO INTERNATIONAL INC
filed 2002-11-08
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                 4400 E. Oxford Place, Englewood, Colorado 80110
--------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (303) 757-2700
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

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

The number of shares outstanding of the issuer's classes of common stock, as of October 25, 2002 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

   PART I. FINANCIAL INFORMATION

   Balance Sheet - March 31, 2002 and September 30, 2002 (unaudited)        1

   Statement of Operations - For the Three Months Ended September
   30, 2001 and 2002 (unaudited)                                            2

   Statement of Operations - For the Six Months Ended September 30,
   2001 and 2002 and Cumulative Amounts from Inception of the
   Development Stage (July 26, 1990) through September 30, 2002
   (unaudited)                                                              3

   Statement of Stockholders' Equity - For the Six Months Ended
   September 30, 2002 (unaudited)                                           4

   Statement of Cash Flows - For the Six Months Ended September
   30, 2001 and 2002 and Cumulative Amounts from Inception of the
   Development Stage (July 26, 1990) through September 30, 2002
   (unaudited)                                                              5

   Notes to Unaudited Financial Statements                                  6

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                    7

   PART II.    OTHER INFORMATION                                            7



                             COGENCO INTERNATIONAL, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                        March 31, 2002 and September 30, 2002
                                     (Unaudited)


                                       ASSETS
                                       ------

                                                           March 31,     September 30,
                                                             2002            2002
                                                          -----------    -----------
Current asset:
   Cash, in interest bearing accounts                     $    61,974    $    56,537

Computer equipment, at cost, net of accumulated
   depreciation of $3,572 (March) and $3,572
   September)                                                    --             --
                                                          -----------    -----------
                                                          $    61,974    $    56,537
                                                          ===========    ===========

                                STOCKHOLDERS' EQUITY
                                --------------------


Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding          $      --      $      --
   Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and outstanding        17,888         17,888
   Additional paid-in capital                               2,054,400      2,054,400
   Accumulated deficit (including $646,290 deficit
    accumulated during the development stage at
    September 30, 2002)                                    (2,010,314)    (2,015,751)
                                                          -----------    -----------

    Total stockholders' equity                            $    61,974    $    56,537
                                                          ===========    ===========


                               See accompanying notes.


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
             For the Three Months Ended September 30, 2001 and 2002
                                   (Unaudited)

                                                             2001         2002
                                                             ----         ----

Revenues:
   Interest income                                        $   293     $     111

Costs and expenses:
   Legal fees - related party (Note 3)                      1,018             -
   General and administration                               1,369         1,480
   Depreciation                                                 -             -
                                                          -------       -------

    Total costs and expenses                                2,387         1,480
                                                          -------       -------

      Net loss (Note 2)                                  $ (2,094)     $ (1,369)
                                                         ========      ========

Basic and diluted loss per common share                         *             *
                                                         ========      ========

Weighted average number of common
   shares outstanding                                   1,788,756     1,788,756
                                                        =========     =========


*   Less than $.01 per share


                            See accompanying notes.
                                       2



                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
              For the Six Months Ended September 30, 2001 and 2002
 and Cumlative Amounts from Inception of the Development Stage (July 26, 1990)
                           Through September 30, 2002
                                  (Unaudited)


                                              Six Months Ended
                                                September 30,            Cumulative
                                          --------------------------    amounts from
                                             2001           2002         Inception
                                          -----------    -----------    -----------

Revenues:
   Interest income                        $       690    $       225    $    41,712

Costs and expenses:
   Legal fees - related party (Note 3)          4,197           --          178,770
   Consulting and travel expenses -
    related party                                --             --          152,380
   Dry hole costs                                --             --          123,086
   General and administration                   5,257          5,662        230,194
   Depreciation                                  --             --            3,572
                                          -----------    -----------    -----------

    Total costs and expenses                    9,454          5,662        688,002
                                          -----------    -----------    -----------

      Net loss (Note 2)                   $    (8,764)   $    (5,437)   $  (646,290)
                                          ===========    ===========    ===========

Basic and diluted loss per common share             *              *          (0.45)
                                          ===========    ===========    ===========

Weighted average number of common
   shares outstanding                       1,788,756      1,788,756      1,429,679
                                          ===========    ===========    ===========

    *    Less than $.01 per share


                            See accompanying notes.
                                       3



                                       COGENCO INTERNATIONAL, INC.
                                      (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                               For the Six Months Ended September 30, 2002
                                              (Unaudited)

                                                                    Additional                    Total
                                             Common Stock            paid-in     Accumulated   stockholders'
                                         Shares        Amount        capital       deficit        equity
                                       -----------   -----------   -----------   -----------    -----------

Balance at  March 31, 2002               1,788,756   $    17,888   $ 2,054,400   $(2,010,314)   $    61,974

   Net loss for the six months ended
    September 30, 2002                        --            --            --          (5,437)        (5,437)
                                       -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2002              1,788,756   $    17,888   $ 2,054,400   $(2,015,751)   $    56,537
                                       ===========   ===========   ===========   ===========    ===========




                                         See accompanying notes.
                                                    4



                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
              For the Six Months Ended September 30, 2001 and 2002
 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990)
                           Through September 30, 2002
                                   (Unaudited)


                                                Six Months Ended
                                                   September 30        Cumulative
                                              ----------------------  amounts from
                                                2001          2002      Inception
                                              ---------    ---------    ---------
Cash flows from operating activities:
   Net loss                                   $  (8,764)   $  (5,437)   $(646,290)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation expense                         --           --          3,572
      Consulting fees paid directly by
       common stock purchasers                     --           --         50,000
      Increase in accounts payable                 --           --          4,997
                                              ---------    ---------    ---------

      Net cash used in operations                (8,764)      (5,437)    (587,721)

Cash flows from investing activities:
   Purchase of computer equipment                  --           --         (3,572)
                                              ---------    ---------    ---------

      Net cash used in investing activities        --           --         (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock              --           --        647,800
   Short-term borrowings                           --           --        100,000
   Repayments of short-term borrowings             --           --       (100,000)
                                              ---------    ---------    ---------

      Net cash provided by financing
       activities                                  --           --        647,800
                                              ---------    ---------    ---------

Net increase (decrease) in cash                  (8,764)      (5,437)      56,507

Cash and cash equivalents at
   beginning of period                           73,575       61,974           30
                                              ---------    ---------    ---------

Cash and cash equivalents at
   end of period                              $  64,811    $  56,537    $  56,537
                                              =========    =========    =========


                            See accompanying notes.
                                       5

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2002


1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2002 and September 30, 2002, and the results of operations and cash flows for the periods ended September 30, 2001 and 2002.

2. Income taxes

   No provision for income taxes is required at March 31, 2002 and September 30, 2002 because, in management's opinion, the effective tax rate for the years will be zero.

   As of March 31, 2002 and September, 2002, total deferred tax assets and valuation allowance are as follows:
                                                   March 31,   September 30,
                                                     2002          2002
                                                     ----          ----

   Deferred tax assets resulting from loss
     carryforward                                  $ 248,900     $ 251,400
   Valuation allowance                              (248,900)     (251,400)
                                                   ---------     ---------

                                                   $       -     $       -
                                                   =========     =========


3. Related party transactions

   For the period of inception of the development stage to September 30, 2002, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

   For the six months ended September 30, 2001, and 2002, and from inception of the development stage, the Company incurred legal costs of $4,197, $0 and $90,549, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At September 30, 2002, the Company had working capital of $56,537 as compared to working capital of $61,974 on March 31, 2002. The decrease is attributable primarily to a net operating loss for the six month period of $5,437. This was caused principally by costs and expenses consisting of accounting fees of $3,785, miscellaneous expenses of $1,877 with minimal offsetting interest of $225. No charges have been made for management of the Company for the six month period ended September 30, 2002 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

   Material Changes in Results of Operations

   The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

   PART II

   Item 6. Exhibits and Reports on Form 8-K

   A. Exhibits

      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   B. Reports on Form 8-K

      During the quarter ended September 30, 2002, the Registrant has filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2002                  /s/ David W. Brenman
                                        --------------------
                                        David W. Brenman, President

                            CERTIFICATION PURSUANT TO
       SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and
                                     15d-15
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, David W. Brenman, certify that:
     1. I have reviewed this quarterly report on Form 10-QSB of Cogenco International, Inc.
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 1, 2002
                                               /s/ David W. Brenman
                                               --------------------
                                               David W. Brenman
                                               Chief Executive Officer and
                                               Chief Financial Officer