Form 10QSB
period 2002-12-31
COGENCO INTERNATIONAL INC
filed 2003-02-03
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                   FORM 10-QSB




 X         QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----
           EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

The number of shares outstanding of the issuer's classes of common stock, as of January 9, 2003 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                 INDEX


                                                                        Page No.

   PART I. FINANCIAL INFORMATION

   Balance Sheet - March 31, 2002 and December 31, 2002 (unaudited)      1

   Statement of Operations - For the Three Months Ended December 31,
   2001 and 2002 (Unaudited)                                             2

   Statement of Operations - For the Nine Months Ended December 31,
   2001 and 2002 and Cumulative Amounts from Inception of the Develop-
   ment Stage (July 26, 1990) through December 31, 2002 (unaudited)      3

   Statement of Stockholders' Equity - For the Nine Months Ended
   December 31, 2002 (unaudited)                                         4

   Statement of Cash Flows - For the Nine Months Ended December 31,
   2001 and 2002 and Cumulative Amounts from Inception of the Develop-
   ment Stage (July 26, 1990) through December 31, 2002 (unaudited)      5

   Notes to Unaudited Financial Statements at December 31, 2002          6

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                 7

   PART II.  OTHER INFORMATION                                           7
   --------  -----------------

                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                      March 31, 2002 and December 31, 2002
                                   (Unaudited)


                                     ASSETS

                                                      March 31,   December 31,
                                                        2002          2002
                                                        ----          ----
Current asset:
    Cash in an interest bearing account               $ 61,974       $ 55,017

Computer equipment, at cost, net of accumulated
   depreciation of $3,572                                    -              -
                                                      --------       --------

                                                      $ 61,974       $ 55,017
                                                      =========      ========


                              STOCKHOLDERS' EQUITY


Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding      $      -      $       -
   Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and out-
    standing                                            17,888         17,888
   Additional paid-in capital                        2,054,400      2,054,400
   Accumulated deficit (including $647,810 deficit
    accumulated during the development stage at
    December 31, 2002)                              (2,010,314)    (2,017,271)
                                                    ----------     ----------

    Total stockholders' equity                      $   61,974     $   55,017
                                                    ==========     ==========


                            (See accompanying notes)
                                        1

                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
              For the Three Months Ended December 31, 2001 and 2002
                                   (Unaudited)


                                                           2001        2002
                                                           ----        ----

Revenues:
   Interest income                                       $  122      $   86

Costs and expenses:
   Legal fees - related party (Note 3)                      261           -
   General and administration                             1,382       1,605
   Depreciation                                               -           -
                                                         ------      ------

    Total costs and expenses                              1,643       1,605
                                                        -------      ------

     Net loss (Note 2)                                  $(1,521)     $1,519)
                                                        =======      ======

Basic and diluted loss per common share                       *           *
                                                        =======      ======

Weighted average number of common
   shares outstanding                                 1,788,756   1,788,756
                                                      =========   =========

    *   Less than $.01 per share


                            (See accompanying notes)
                                        2

                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
For the Nine Months Ended December 31, 2001 and 2002 and Cumulative Amounts from
  Inception of the Development Stage (July 26, 1990) Through December 31, 2002
                                   (Unaudited)


                                            Nine Months Ended       Cumulative
                                            Ended December 31      amounts from
                                              2001       2002       Inception
                                              ----       ----       ---------

Revenues:
   Interest income                           $ 812      $ 311         $ 41,798

Costs and expenses:
   Legal fees - related party (Note 3)       4,458          -          178,770
   Consulting and travel expenses -
    related party                                -          -          152,380
   Dry hole costs                                -          -          123,086
   General and administration                6,639      7,268          231,800
   Depreciation                                  -          -            3,572
                                          --------    -------         --------

    Total costs and expenses                11,097      7,268          689,608
                                          --------    -------         --------

     Net loss (Note 2)                    $(10,285)   $(6,957)       $(647,810)
                                          ========    =======         =========

Basic and diluted loss per common share          *          *          $ (0.46)
                                          ========   ========        =========

Weighted average number of common
   shares outstanding                    1,788,756  1,788,756        1,406,205
                                         =========  =========        =========

    *   Less than $.01 per share


                            (See accompanying notes)
                                        3


                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              For the Nine Months Ended December 31, 2002
                                   (Unaudited)


                                                              Additional                  Total
                                          Common stock          paid-in   Accumulated  stockholders'
                                        Shares     Amount      capital     deficit       equity
                                        ------     ------      -------     -------       ------

Balance,  March 31, 2002               1,788,756  $17,888     $2,054,400  $(2,010,314)  $ 61,974

   Net loss for the nine months ended
    December 31, 2002                          -        -              -       (6,957)    (6,957)
                                       ---------  -------     ----------  -----------   --------

Balance, December 31, 2002             1,788,756  $17,888     $2,054,400  $(2,017,271)  $ 55,017
                                       =========  =======     ==========  ===========   ========

                            (See accompanying notes)
                                        4

                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
For the Nine Months Ended December 31, 2001 and 2002 and Cumulative Amounts from
  Inception of the Development Stage (July 26, 1990) Through December 31, 2002
                                   (Unaudited)

                                              Nine Months Ended     Cumulative
                                                 December 31,      amounts from
                                                2001        2002    Inception
                                                ----        ----    ---------
Cash flows from operating activities:
   Net loss                                   $ (10,285)  $ (6,957)  $(647,810)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
     Depreciation expense                             -          -       3,572
     Consulting fees paid directly by
      common stock purchasers                         -          -      50,000
     Increase (decrease) in accounts
      payable                                         -          -       4,997
                                              ---------  ---------   ---------

     Net cash used in operations                (10,285)    (6,957)   (589,241)

Cash flows from investing activities:
   Purchase of computer equipment                     -          -      (3,572)
                                              ---------  ---------   ---------

     Net cash used in investing activities            -          -      (3,572)

Cash flows from financing activities:
   Proceeds from sale of common stock                 -          -     647,800
   Short-term borrowings                              -          -     100,000
   Repayments of short-term borrowings                -          -    (100,000)
                                              ---------  ---------   ---------

     Net cash provided by financing
      activities                                      -          -     647,800
                                              ---------  ---------   ---------

Net increase (decrease) in cash                 (10,285)    (6,957)     54,987

Cash and cash equivalents at
   beginning of year                             73,575     61,974          30
                                              ---------  ---------   ---------

Cash and cash equivalents at
   end of year                                $  63,290  $  55,017   $  55,017
                                              =========  =========   =========



                            (See accompanying notes)
                                        5

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2002


1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2002 and December 31, 2002, and the results of operations and cash flows for the periods ended December 31, 2001 and 2002.

2. Income taxes

   No provision for income taxes is required at March 31, 2002 and December 31, 2002 because, in management's opinion, the effective tax rate for the years will be zero.

   As of March 31, 2002 and December 31, 2002, total deferred tax assets and valuation allowance are as follows:

                                                 March 31,  December, 31
                                                   2002        2002

    Deferred tax assets resulting from loss
      carryforward                              $ 248,900    $ 252,000
    Valuation allowance                          (248,900)    (252,000)
                                                ---------    ---------

                                                $       -    $       -
                                                =========    =========


3. Related party transactions

   For the period from inception of the development stage to December 31, 2002, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

   For the nine months ended December 31, 2001, and 2002, and from inception of the development stage, the Company incurred legal costs of $4,458, $0 and $90,549 respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At December 31, 2002, the Company had working capital of $55,017 as compared to working capital of $61,974 on March 31, 2002. The decrease is attributable to a net operating loss for the nine-month period of $6,957. This was caused principally by costs and expenses consisting of accounting fees of $4,510, miscellaneous expenses of $2,758 with minimal offsetting interest income of $311. No charges have been made for management of the Company for the nine-month period ended December 31, 2002 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

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

   PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

   A.    Exhibits

      None

   B. Reports on Form 8-K

      During the quarter ended December 31, 2002, the Registrant has filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2003                  /s/ David W. Brenman
                                  ---------------------------------
                                        David W. Brenman, President

                            CERTIFICATION PURSUANT TO
   SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, David W. Brenman, certify that:
      1. I have reviewed this quarterly report on Form 10-QSB of Cogenco International, Inc.
      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
      5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the egistrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
      6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 17, 2003                                 /s/ David W. Brenman
                                                        --------------------
                                                            David W. Brenman
                                                     Chief Executive Officer and
                                                       Chief Financial Officer