Form 10KSB
period 2003-03-31
COGENCO INTERNATIONAL INC
filed 2003-06-23
CIK 730729

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ____________

                        Commission file number: 2-87052-D


                           COGENCO INTERNATIONAL, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

         Colorado                                               84-0914754
         --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             4400 East Oxford Place
                              Englewood, Colorado                 80110
                            -------------------------             -----
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: $ 372.

     Aggregate market value of voting stock held by non-affiliates as of May 31, 2003: $ -0-. There is currently no trading market for the Registrant's securities.

     Number of shares of Common Stock, $.0l par value, outstanding as of May 31, 2003: 1,788,756.

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

(b)  Holders.

     (b)(1) The approximate number of record holders of the Company's Common Stock, $.0l par value, as of June 13, 2003 was 832. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

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

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Results of Operations

Years Ended March 31, 2002 and 2003.

As stated above, the Company has been essentially inactive since early 1988 until the 1993 fiscal year. During this time the Company was, and since has been, investigating investment alternatives in the oil and gas industry but has been unsuccessful. As a result, during the last two fiscal years the Company achieved no operating revenues, but recognized a net loss of $(11,601) for the fiscal year ended March 31, 2002 as compared to a net loss of $(15,745) for the fiscal year ended March 31, 2003. The larger net loss during the 2003 fiscal year was due to legal fees of $4,458 in 2002 and $6,000 in 2003, storage expenses of $1,269 in 2003, and general and administrative of $8,063 in 2002 and $8,848 in 2003. The Company is attempting to finance new business operations at the present time.

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

     As of this date, the Company has not identified any properties to be acquired at the present time. Until properties are acquired, the Company's available cash is expected to satisfy its cash requirements during the fiscal year ending March 31, 2004.

Item 7. Financial Statements
----------------------------

The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:

                                                                        Page No.
                                                                        --------
     Report of Independent Certified Public Accountants..................   F-1

     Balance Sheet - March 31, 2002 and 2003.............................   F-2

     Statement of Operations - For the Years Ended March 31, 2002
       and 2003 and Cumulative Amounts from Inception of the
       Development Stage (July 26, 1990) through March 31, 2003 .........   F-3

     Statement of Stockholders' Equity
       For the Period from Inception of the Development Stage
       (July 26, 1990) through March 31, 2003............................  F4-F6

     Statement of Cash Flows - For the Years Ended March 31, 2002
       and 2003 and Cumulative Amounts from Inception of the
       Development Stage (July 26, 1990) through March 31, 2003..........   F-7

     Notes to Financial Statements
       March 31, 2002 and 2003...........................................F-8-F11

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

     The current sole officer and director of the Company is:

Name                       Age                Position
----                       ---                --------

David W. Brenman           47                 Director, President, Secretary and
                                              Treasurer

The sole director intends to appoint additional directors when appropriate.

David W. Brenman, age 47, has been since 1988 engaged as an independent financial consultant. From 1984 until the present Mr. Brenman has served as president and director of the Company and also serves, as Treasurer and Secretary of the Company. From 1987 to 1988 Mr. Brenman was a vice president of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc. From 1979 until 1984, Mr. Brenman was an associate with the law firm of Brenman Raskin & Friedlob, P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law. Mr. Brenman received a B.A. degree from the University of Washington in accounting, a J.D. degree from the University of Denver, College of Law and an L.L.M. in taxation from New York University. Since 1994 and until March 2003, he served as President of Taltos S.p.A., a Company engaged in the production of light-weight stone products.

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

Mr. Brenman has received no stock options, employee benefits, or other form of direct or indirect remuneration from the Company during the 2001, 2002 and 2003 fiscal years. Mr. Brenman is currently devoting such time as is necessary to the affairs of the Company to seek out a merger candidate or an investment opportunity.

Compensation Under Plans.

Stock Option and Bonus Plans . The Company had a stock option plan and a stock bonus plan pursuant to which the Board of Directors had the right to issue stock options and stock bonuses as compensation to qualified employees, both of which were terminated by the Board of Directors in June, 1997. One option was granted under the stock option plan to a director of the Company, but expired unexercised in 1990. No stock bonuses were ever granted under the stock bonus plan.

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

     The Company has no other arrangements pursuant to which any director of the Company was compensated during the fiscal year ended March 31, 2003 for services as a director.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) (b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of May 31, 2003, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5 % or more of the outstanding shares of Common Stock, by each person who is an officer and/or director of the Company and by all officers and directors of the Company as a group. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's Common Stock.

                                                   Amount and
                 Name and Address                  Nature of
Title of           of Beneficial                   Beneficial         Percent of
 Class                Owner                          Owner              Class
 -----                -----                          -----              -----

Common        David W. Brenman                      497,042 (1)          27.8%
Stock         4085 So. Dexter Street
              Englewood, CO 80110

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
Stock         directors as a
              group (one person)

(1)  Ownership is direct.

(2) Includes 181,111 shares registered in the name of Thomas A. Bromberg which were acquired by Mr. Brenman from Mr. Bromberg on March 11, 2002 in consideration of the sum of $182 in connection with Mr. Brenman's withdrawal from the law firm of Brenman Bromberg & Tenenbaum P.C., and 186,021 shares owned by Albert Brenman See "Item 12. Certain Relationships and Related Transactions."

(c)  Changes in Control.

Management is not aware of any arrangements which may result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

(a) (b) (c) Transactions with Management and Others.

     Legal Representation. The law firm of Brenman Bromberg & Tenenbaum, P. C. ("BBT") provided legal representation to the Company until December 31, 2001. Thereafter and currently Albert Brenman provides legal services to the Company. Mr. Brenman, is the father of David W. Brenman, the sole officer and director of the Company. Mr. Brenman owns 367,132 shares of the Company's Common Stock. BBT was paid its standard hourly fees for legal representation of the Company. Mr. Brenman is paid his standard hourly fee and currently provides office facilities to the Company at no charge. When Mr. Brenman withdrew from BBT during 2001 he acquired 181,111 shares from BBT for $182 and Mr. Tenenbaum withdrew from BBT in 2001 and acquired 181,111 shares of the Company's common stock from BBT for $182.

(d)  Transactions with Promoters.

Not applicable.

Item 13. Controls and Procedures
--------------------------------

     The Company, under the supervision of the Chief Executive Officer and Acting Principal Financial and Accounting Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-KSB. Based upon the results of this evaluation, the Company believes that it maintains proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

                                     PART IV

Item 14. Exhibits and Reports on Form 8-K.
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

Date:  June 18, 2003
                                        COGENGO INTERNATIONAL, INC.



                                        By: /s/ David W. Brenman
                                        ------------------------------
                                        David W. Brenman, President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date:  June 18, 2003

                                        By: /s/ David W. Brenman
                                        -------------------------------
                                        David W. Brenman, President, Principal
                                        Executive Officer, Principal Accounting
                                        Officer, Principal Financial Officer and
                                        sole Director

                            CERTIFICATION PURSUANT TO
    SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David W. Brenman, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Cogenco International, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: June 18, 2003                               By: /s/ David W. Brenman
                                                   ------------------------
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                           COGENCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2003

                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders
Cogenco International, Inc.


We have audited the balance sheet of Cogenco International, Inc. (a development stage company) as of March 31, 2002 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (July 26, 1990) through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogenco International, Inc. as of March 31, 2002 and 2003, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage through March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



                                     /s/ CAUSEY DEMGEN & MOORE INC.
                                     ------------------------------
Denver, Colorado                         CAUSEY DEMGEN & MOORE INC.
May 6, 2003


                             COGENCO INTERNATIONAL, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEET
                              MARCH 31, 2002 AND 2003

                                       ASSETS
                                       ------

                                                              2002           2003
                                                          -----------    -----------
Current asset:
    Cash, in interest bearing accounts                    $    61,974    $    53,498

Computer equipment, at cost, net of accumulated
    depreciation of $3,572                                       --             --
                                                          -----------    -----------

Total assets                                              $    61,974    $    53,498
                                                          ===========    ===========

                                    LIABILITIES
                                    -----------

Current Liabilities:
    Accounts payable                                      $      --      $     7,269

                                STOCKHOLDERS' EQUITY
                                --------------------

Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                 --             --
Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and outstanding        17,888         17,888
Additional paid-in capital                                  2,054,400      2,054,400
Accumulated deficit (including $656,598 deficit
    accumulated during the development stage at
    March 31, 2003)                                        (2,010,314)    (2,026,059)
                                                          -----------    -----------

    Total stockholders' equity                                 61,974         46,229
                                                          -----------    -----------

    Total liabilities and stockholders' equity            $    61,974    $    53,498
                                                          ===========    ===========


                               See accompanying notes.


                            COGENCO INTERNATIONAL, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
        For the Years Ended March 31, 2002 and 2003 and Cumulative Amounts
  from Inception of the Development Stage (July 26, 1990) Through March 31, 2003


                                                                         Cumulative
                                                                        amounts from
                                              2002           2003        Inception
                                          -----------    -----------    -----------

Revenues:
    Interest income                       $       920    $       372    $    41,859

Costs and expenses:
    Legal fees - related party (Note 4)         4,458          6,000        184,770
    Consulting and travel expenses -
      related party                              --             --          152,380
    Dry hole costs (Note 5)                      --             --          123,086
    General and administration                  8,063          8,848        233,380
    Storage expenses                             --            1,269          1,269
    Depreciation                                 --             --            3,572
                                          -----------    -----------    -----------

      Total costs and expenses                 12,521         16,117        698,457
                                          -----------    -----------    -----------

        Net loss (Note 3)                 $   (11,601)   $   (15,745)   $  (656,598)
                                          ===========    ===========    ===========

Basic and diluted loss per common share   $     (0.01)   $     (0.01)   $     (0.46)
                                          ===========    ===========    ===========

Weighted average number of common
    shares outstanding                      1,788,756      1,788,756      1,414,276
                                          ===========    ===========    ===========



                              See accompanying notes.


                                             COGENCO INTERNATIONAL, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
            For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 2003


                                                         Common stock          Additional                      Total
                                                   -------------------------     paid-in     Accumulated    stockholders'
                                                     Shares        Amount        capital       deficit         equity
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


                                             COGENCO INTERNATIONAL, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
            For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 2003
                                           (Continued from preceding page)



                                                         Common stock          Additional                      Total
                                                   -------------------------     paid-in     Accumulated    stockholders'
                                                     Shares        Amount        capital       deficit         equity
                                                   -----------   -----------   -----------   -----------    -----------

Sale of common stock to two individuals for cash
    and cash payments to the Company's president
    in March 1993 ($.11 per share) (Note 2)          1,610,000        16,100       158,900          --          175,000

Net loss for the period ended March 31, 1993              --            --            --        (100,291)      (100,291)
                                                   -----------   -----------   -----------   -----------    -----------

Balance at March 31, 1993                            1,738,756        17,388     1,544,900    (1,495,219)        67,069

Capital contribution of two shareholders
    consisting of cash payments to the
    Company's president in April 1993  (Note 2)           --            --          10,000          --           10,000

Sale of stock to an individual for cash ($10.00
    per share) (Note 2)                                 50,000           500       499,500          --          500,000

Net loss for the period ended March 31, 1994              --            --            --        (368,020)      (368,020)
                                                   -----------   -----------   -----------   -----------    -----------

Balance at March 31, 1994                            1,788,756        17,888     2,054,400    (1,863,239)       209,049

Net loss for the period ended March 31, 1995              --            --            --         (42,581)       (42,581)
                                                   -----------   -----------   -----------   -----------    -----------

Balance at March 31, 1995                            1,788,756        17,888     2,054,400    (1,905,820)       166,468

Net loss for the period ended March 31, 1996              --            --            --         (25,813)       (25,813)
                                                   -----------   -----------   -----------   -----------    -----------

Balance at March 31, 1996                            1,788,756        17,888     2,054,400    (1,931,633)       140,655




                                            (Continued on following page)
                                               See accompanying notes.


                                             COGENCO INTERNATIONAL, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
            For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 2003
                                           (Continued from preceding page)



                                                         Common stock          Additional                      Total
                                                   -------------------------     paid-in     Accumulated    stockholders'
                                                     Shares        Amount        capital       deficit         equity
                                                   -----------   -----------   -----------   -----------    -----------

Net loss for the period ended March 31, 1997              --            --            --         (12,021)       (12,021)
                                                   -----------   -----------   -----------   -----------    -----------

Balance at March 31, 1997                            1,788,756        17,888     2,054,400    (1,943,654)       128,634

Net loss for the period ended March 31, 1998              --            --            --          (9,234)        (9,234)
                                                   -----------   -----------   -----------   -----------    -----------

Balance at March 31, 1998                            1,788,756        17,888     2,054,400    (1,952,888)       119,400

Net loss for the period ended March 31, 1999              --            --            --         (23,662)       (23,662)
                                                   -----------   -----------   -----------   -----------    -----------

Balance at March 31, 1999                            1,788,756        17,888     2,054,400    (1,976,550)        95,738

Net loss for the period ended March 31, 2000              --            --            --          (8,177)        (8,177)
                                                   -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2000                            1,788,756        17,888     2,054,400    (1,984,727)        87,561

Net loss for the period ended March 31, 2001              --            --            --         (13,986)       (13,986)
                                                   -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2001                            1,788,756        17,888     2,054,400    (1,998,713)        73,575

Net loss for the period ended March 31, 2002              --            --            --         (11,601)       (11,601)
                                                   -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2002                            1,788,756        17,888     2,054,400    (2,010,314)        61,974

Net loss for the period ended March 31, 2003              --            --            --         (15,745)       (15,745)
                                                   -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2003                            1,788,756   $    17,888   $ 2,054,400   $(2,026,059)   $    46,229
                                                   ===========   ===========   ===========   ===========    ===========


                                               See accompanying notes.


                                   COGENCO INTERNATIONAL, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF CASH FLOWS
               For the Years Ended March 31, 2002 and 2003 and Cumulative Amounts
         from Inception of the Development Stage (July 26, 1990) Through March 31, 2003


                                                                                      Cumulative
                                                                                     amounts from
                                                               2002         2003      Inception
                                                            ---------    ---------    ---------
Cash flows from operating activities:
    Net loss                                                $ (11,601)   $ (15,745)   $(656,598)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Depreciation expense                                     --           --          3,572
        Consulting fees paid directly by
          common stock purchasers                                --           --         50,000
        Increase in accounts payable                             --          7,269       12,266
                                                            ---------    ---------    ---------

        Net cash used in operations                           (11,601)      (8,476)    (590,760)

Cash flows from investing activities:
    Purchase of computer equipment                               --           --         (3,572)
                                                            ---------    ---------    ---------

        Net cash used in investing activities                    --           --         (3,572)

Cash flows from financing activities:
    Proceeds from sale of common stock                           --           --        647,800
    Short-term borrowings                                        --           --        100,000
    Repayments of short-term borrowings                          --           --       (100,000)
                                                            ---------    ---------    ---------

        Net cash provided by financing
          activities                                             --           --        647,800
                                                            ---------    ---------    ---------

Net increase (decrease) in cash                               (11,601)      (8,476)      53,468

Cash and cash equivalents at
    beginning of year                                          73,575       61,974           30
                                                            ---------    ---------    ---------

Cash and cash equivalents at
    end of year                                             $  61,974    $  53,498    $  53,498
                                                            =========    =========    =========

Supplemental disclosure of non-cash financing activities:

    Consulting fees paid directly by
      common stock purchasers                               $    --      $    --      $  50,000
                                                            =========    =========    =========

    Stock issued in settlement of an account
      payable to a related party                            $    --      $    --      $  15,256
                                                            =========    =========    =========


                                    See accompanying notes.

                                               F-7

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2003


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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2003


1.   Significant accounting policies (continued)
     -------------------------------------------

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2003


3.   Income taxes
     ------------

     No provision for income taxes is required for the years ended March 31, 2002 and 2003 or the period from inception of the development stage (July 26, 1990) through March 31, 2003 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $177,000, of which only $11,800 may be used in any one year. If not used to offset future taxable income, the carryforwards will expire as follows:

                     2004                          $ 36,000
                     2005                             5,000
                     2006                            14,000
                     2007                           103,000
                     2008                           367,000
                     2009                            42,000
                     2010                            26,000
                     2011                            11,000
                     2012                            12,000
                     2013                             9,000
                     2019                            24,000
                     2020                             8,000
                     2021                            14,000
                     2022                            12,000
                     2023                            16,000
                                                   --------

                                                   $699,000
                                                   ========


     As of March 31, 2002 and 2003, total deferred tax assets and valuation allowance are as follows:

                                                       2002         2003
                                                    ---------    ---------

     Deferred tax assets resulting from loss
       carryforward                                 $ 248,900    $ 248,200
     Valuation allowance                             (248,900)    (248,200)
                                                    ---------    ---------

                                                    $    --      $    --
                                                    =========    =========


     A 100% valuation allowance has been established against the deferred tax asset, as utilization of the loss carryforwards cannot be reasonably assured.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2003


4.   Related party transactions
     --------------------------

     For the years ended March 31, 2002 and 2003 and during the period from inception of the development stage, the Company incurred legal costs of $0, $0 and $88,221, respectively, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the years ended March 31, 2002 and 2003 and during the period from inception of the development stage, the Company incurred legal costs of $4,458, $6,000 and $96,549, respectively, from a law firm in which a former principal of the law firm is a relative of an officer and director of the Company.

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