Form 10QSB
period 2003-06-30
COGENCO INTERNATIONAL INC
filed 2003-08-07
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to ______________

Commission file number:  2 - 87052 - D

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

                 4400 E. Oxford Place, Englewood, Colorado 80110
                 -----------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (303) 757-2700
                                 --------------
                         (Registrant's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of July 28, 2003 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION
-----------------------------

Balance Sheet - March 31, 2003 and June 30, 2003 (unaudited)                   1

Statement of Operations - For the Three Months Ended June 30, 2002
and 2003 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through June 30, 2003 (unaudited)                        2

Statement of Stockholders' Equity - For the Three Months Ended
June 30, 2003 (unaudited)                                                      3

Statement of Cash Flows - For the Three Months Ended  June 30, 2002
and 2003 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through June 30, 2003 (unaudited)                        4

Notes to Unaudited Financial Statements                                        5

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                          6

PART II. OTHER INFORMATION 6
----------------------------

Signatures                                                                     7

Certification pursuant to Securities Exchange Act of 1934 and Sections
302 and 906 Of the Sarbanes-Oxley Act of 2002                                8-9


                             COGENCO INTERNATIONAL, INC.
                            (A Development Stage Company)
                                   BALANCE SHEET
                          March 31, 2003 and June 30, 2003
                                    (Unaudited)

                                       ASSETS
                                       ------

                                                             March          June
                                                          -----------    -----------
Current asset:
    Cash, in interest bearing accounts                    $    53,498    $    40,335

Computer equipment, at cost, net of accumulated
    depreciation of $3,572                                       --             --
                                                          -----------    -----------

Total assets                                              $    53,498    $    40,335
                                                          ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Liabilities:
Current Liabilities:
    Accounts payable                                      $     7,269    $      --

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                 --             --
Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and outstanding        17,888         17,888
Additional paid-in capital                                  2,054,400      2,054,400
Accumulated deficit (including $662,492 deficit
    accumulated during the development stage at
    June 30, 2003)                                         (2,026,059)    (2,031,953)
                                                          -----------    -----------

    Total stockholders' equity                                 46,229         40,335
                                                          -----------    -----------

    Total liabilities and stockholders' equity            $    53,498    $    40,335
                                                          ===========    ===========


                               See accompanying notes.


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENT OF OPERATIONS
  For the Three Months Ended June 30, 2002 and 2003 and Cumulative Amounts from
    Inception of the Development Stage (July 26, 1990) Through June 30, 2003
                                   (Unaudited)

                                                                        Cumulative
                                                                       amounts from
                                             2002           2003         Inception
                                          -----------    -----------    -----------

Revenues:
    Interest income                       $       114    $        29    $    41,888

Costs and expenses:
    Legal fees - related party (Note 3)          --            1,500        186,270
    Consulting and travel expenses -
      related party                              --             --          152,380
    Dry hole costs                               --             --          123,086
    General and administration                  4,182          4,180        237,560
    Storage expenses                             --              243          1,512
    Depreciation                                 --             --            3,572
                                          -----------    -----------    -----------

      Total costs and expenses                  4,182          5,923        704,380
                                          -----------    -----------    -----------

        Net loss (Note 2)                 $    (4,068)   $    (5,894)   $  (662,492)
                                          ===========    ===========    ===========

Basic and diluted loss per common share   $      --      $      --      $     (0.46)
                                          ===========    ===========    ===========

Weighted average number of common
    shares outstanding                      1,788,756      1,788,756      1,450,439
                                          ===========    ===========    ===========



                             See accompanying notes.


                                                COGENCO INTERNATIONAL, INC.
                                               (A Development Stage Company)
                                             STATEMENT OF STOCKHOLDERS' EQUITY
                                          For the Three Months Ended June 30, 2003
                                                       (Unaudited)


                                                          Common stock          Additional                      Total
                                                    -------------------------     paid-in     Accumulated   stockholders'
                                                      Shares        Amount        capital       deficit        equity
                                                    -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2003                             1,788,756   $    17,888   $ 2,054,400   $(2,026,059)   $    46,229

Net loss for the three months ended June 30, 2003          --            --            --          (5,894)        (5,894)
                                                    -----------   -----------   -----------   -----------    -----------

Balance at June 30, 2003                              1,788,756   $    17,888   $ 2,054,400   $(2,031,953)   $    40,335
                                                    ===========   ===========   ===========   ===========    ===========





                                                 See accompanying notes.


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
    For the Three Months Ended June 30, 2002 and 2003 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) Through June 30, 2003
                                   (Unaudited)

                                             Three months Ended June 30,  Cumulative
                                             --------------------------- amounts from
                                                  2002         2003       Inception
                                                ---------    ---------    ---------
Cash flows from operating activities:
    Net loss                                    $  (4,068)   $  (5,894)   $(662,492)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Depreciation expense                         --           --          3,572
        Consulting fees paid directly by
          common stock purchasers                    --           --         50,000
        Increase in accounts payable                3,110       (7,269)       4,997
                                                ---------    ---------    ---------

        Net cash used in operations                  (958)     (13,163)    (603,923)

Cash flows from investing activities:
    Purchase of computer equipment                   --           --         (3,572)
                                                ---------    ---------    ---------

        Net cash used in investing activities        --           --         (3,572)

Cash flows from financing activities:
    Proceeds from sale of common stock               --           --        647,800
    Short-term borrowings                            --           --        100,000
    Repayments of short-term borrowings              --           --       (100,000)
                                                ---------    ---------    ---------

        Net cash provided by financing
          activities                                 --           --        647,800
                                                ---------    ---------    ---------

Net increase (decrease) in cash                      (958)     (13,163)      40,305

Cash and cash equivalents at
    beginning of year                              61,974       53,498           30
                                                ---------    ---------    ---------

Cash and cash equivalents at
    end of year                                 $  61,016    $  40,335    $  40,335
                                                =========    =========    =========


                             See accompanying notes.

                                        4

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2003


1.   Basis of presentation

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2003 and June 30, 2003, and the results of operations and cash flows for the periods ended June 30, 2002 and 2003.

2.   Income taxes

     No provision for income taxes is required at March 31, 2003 and June 30, 2003 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 2003 and June 30, 2003, total deferred tax assets and valuation allowance are as follows:

                                                  March 31,     June 30,
                                                    2003          2003
                                                  ---------    ---------

       Deferred tax assets resulting from loss
         carryforward                             $ 248,200    $ 250,400
       Valuation allowance                         (248,200)    (250,400)
                                                  ---------    ---------

                                                  $    --      $    --
                                                  =========    =========

3.   Related party transactions

     For the period of inception of the development stage to June 30, 2003, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the three months ended June 30, 2002, and 2003, and from inception of the development stage, the Company incurred legal costs of $0, $1,500 and $98,049, respectively, from two law firms in which a principal of each law firm is a relative of an officer and director of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At June 30, 2003, the Company had working capital of $40,335 as compared to working capital of $46,229 on March 31, 2003. The decrease is attributable primarily to a net operating loss for the three month period of $5,894. This was caused principally by costs and expenses consisting of accounting fees of $2,875, legal fees of $1,500, and miscellaneous expenses of $1,548 with minimal offsetting interest income of $29. No charges have been made for management of the Company for the three month period ended June 30, 2003 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

Material Changes in Results of Operations

The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

PART II   Other Information

Item 6. Exhibits and Reports on Form 8-K

A.   Exhibits

     None

B.   Reports on Form 8-K

     During the quarter ended June 30, 2003, the Registrant has filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2003                             /s/ David W. Brenman
                                                ---------------------------
                                                David W. Brenman, President

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

Dated: July 28, 2003                             By: /s/ David W. Brenman
                                                 ---------------------------
                                                 Chief Executive Officer and
                                                 Chief Financial Officer