Form 10QSB
period 2003-09-30
COGENCO INTERNATIONAL INC
filed 2003-11-13
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the issuer's classes of common stock, as of November 7, 2003 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX
                                      -----


                                                                        Page No.

PART I. FINANCIAL INFORMATION
-----------------------------

Balance Sheet - March 31, 2003 and September 30, 2003 (unaudited)             1

Statement of Operations - For the Three Months Ended September 31, 2002
And 2003 (unaudited)                                                          2

Statement of Operations - For the Six Months Ended September 30, 2002 and
2003 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through September 30, 2003 (unaudited)                  3

Statement of Stockholders' Equity - For the Six Months Ended
September 30, 2003 (unaudited)                                                4

Statement of Cash Flows - For the Six Months Ended  September 30, 2002
and 2003 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through September 30, 2003 (unaudited)                  5

Notes to Unaudited Financial Statements                                       6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                         7

PART II.     OTHER INFORMATION
--------     -----------------

Signatures                                                                    8

Certification pursuant to Securities Exchange Act of 1934 and
Sections 302 and 906 Of the Sarbanes-Oxley Act of 2002                     9-10



                                          COGENCO INTERNATIONAL, INC.
                                         (A Development Stage Company)
                                                 BALANCE SHEET
                                     March 31, 2003 and September 30, 2003
                                                 (Unaudited)



                                                   ASSETS
                                                   ------

                                                                     March 31,               September 31,
                                                                        2003                    2003
                                                                    -----------              ------------
Current asset:
    Cash, in interest bearing accounts                              $    53,498              $    37,240

Computer equipment, at cost, net of accumulated
    depreciation of $3,572                                                 --                       --
                                                                    -----------              -----------

Total assets                                                        $    53,498              $    37,240
                                                                    ===========              ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
Liabilities:
Current Liabilities:
    Accounts payable                                                $     7,269              $      --

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                           --                       --
Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and outstanding                  17,888                   17,888
Additional paid-in capital                                            2,054,400                2,054,400
Accumulated deficit (including $665,587 deficit
    accumulated during the development stage at
    September 30, 2003)                                              (2,026,059)              (2,035,048)
                                                                    -----------              -----------

    Total stockholders' equity                                           46,229                   37,240
                                                                    -----------              -----------

    Total liabilities and stockholders' equity                      $    53,498              $    37,240
                                                                    ===========              ===========


                                             See accompanying notes.





                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
             For the Three Months Ended September 30, 2002 and 2003
                                   (Unaudited)

                                                       2002             2003
                                                       ----             ----

Revenues:
    Interest income                                $       111      $        24

Costs and expenses:
    Legal fees - related party (Note 3)                   --              1,500
    General and administration                           1,480            1,376
    Storage Expenses                                      --                243
                                                   -----------      -----------

      Total costs and expenses                           1,480            3,119
                                                   -----------      -----------

        Net loss (Note 2)                          $    (1,369)     $    (3,095)
                                                   ===========      ===========

Basic and diluted loss per common share                      *                *
                                                   ===========      ===========

Weighted average number of common
    shares outstanding                               1,788,756        1,788,756
                                                   ===========      ===========

 *  Less than $.01 per share

                            See accompanying notes.

                                       2









                                            COGENCO INTERNATIONAL, INC.
                                           (A Development Stage Company)
                                             STATEMENT OF OPERATIONS
                        For the Six Months Ended September 30, 2002 and 2003 and Cumulative
                          Amounts from Inception of the Development Stage (July 26, 1990)
                                         Through September 30, 2003
                                                 (Unaudited)

                                                                                                        Cumulative
                                                                                                       amounts from
                                                            2002                   2003                  Inception
                                                            ----                   ----                  ---------

Revenues:
    Interest income                                     $       225             $        53             $    41,912

Costs and expenses:
    Legal fees - related party (Note 3)                        --                     3,000                 187,770
    Consulting and travel expenses -
      related party                                            --                      --                   152,380
    Dry hole costs                                             --                      --                   123,086
    General and administration                                5,662                   5,556                 238,936
    Storage expenses                                           --                       486                   1,755
    Depreciation                                               --                      --                     3,572
                                                        -----------             -----------             -----------

      Total costs and expenses                                5,662                   9,042                 707,499
                                                        -----------             -----------             -----------

        Net loss (Note 2)                               $    (5,437)            $    (8,989)            $  (665,587)
                                                        ===========             ===========             ===========

Basic and diluted loss per common share                 $      --               $      --               $     (0.46)
                                                        ===========             ===========             ===========

Weighted average number of common
    shares outstanding                                    1,788,756               1,788,756               1,456,905
                                                        ===========             ===========             ===========


                                                    See accompanying notes.




                                                 COGENCO INTERNATIONAL, INC.
                                                (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY
                                        For the Six Months Ended September 30, 2003
                                                         (Unaudited)


                                                    Common stock              Additional                              Total
                                              ----------------------           paid-in        Accumulated         stockholders'
                                              Shares          Amount           capital          deficit              equity
                                              ------          ------           -------          -------              ------


Balance at March 31, 2003                    1,788,756      $    17,888      $ 2,054,400      $(2,026,059)      $    46,229

Net loss for the six months ended
    September 30, 2003                            --               --               --             (8,989)           (8,989)
                                           -----------      -----------      -----------      -----------       -----------

Balance at September 30, 2003                1,788,756      $    17,888      $ 2,054,400      $(2,035,048)      $    37,240
                                           ===========      ===========      ===========      ===========       ===========


                                                         See accompanying notes.




                                          COGENCO INTERNATIONAL, INC.
                                         (A Development Stage Company)
                                             STATEMENT OF CASH FLOWS
                           For the Six Months Ended September 30, 2002 and 2003 and Cumulative
                             Amounts from Inception of the Development Stage (July 26, 1990)
                                             Through September 30, 2003
                                                    (Unaudited)


                                                            Six months Ended September 30,         Cumulative
                                                            ------------------------------        amounts from
                                                              2002                 2003             Inception
                                                              ----                 ----             ---------

Cash flows from operating activities:
    Net loss                                               $  (5,437)           $  (8,989)           $(665,587)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Depreciation expense                                    --                   --                  3,572
        Consulting fees paid directly by
          common stock purchasers                               --                   --                 50,000
        Increase (decrease) in accounts payable                 --                 (7,269)               4,997
                                                           ---------            ---------            ---------

        Net cash used in operations                           (5,437)             (16,258)            (607,018)

Cash flows from investing activities:
    Purchase of computer equipment                              --                   --                 (3,572)
                                                           ---------            ---------            ---------

        Net cash used in investing activities                   --                   --                 (3,572)

Cash flows from financing activities:
    Proceeds from sale of common stock                          --                   --                647,800
    Short-term borrowings                                       --                   --                100,000
    Repayments of short-term borrowings                         --                   --               (100,000)
                                                           ---------            ---------            ---------

        Net cash provided by financing
          activities                                            --                   --                647,800
                                                           ---------            ---------            ---------

Net increase (decrease) in cash                               (5,437)             (16,258)              37,210

Cash and cash equivalents at
    beginning of year                                         61,974               53,498                   30
                                                           ---------            ---------            ---------

Cash and cash equivalents at
    end of year                                            $  56,537            $  37,240            $  37,240
                                                           =========            =========            =========


                                                      See accompanying notes.

                                                                 5


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2003


1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2003 and September 30, 2003, and the results of operations and cash flows for the periods ended September 30, 2002 and 2003.

2.   Income taxes
     ------------

     No provision for income taxes is required at March 31, 2003 and September 30, 2003 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 2003 and September 30, 2003, total deferred tax assets and valuation allowance are as follows:

                                                 March 31,      September 31,
                                                   2003              2003
                                                   ----              ----

     Deferred tax assets resulting from
       loss carryfoward                        $   248,200       $   251,500
     Valuation allowance                          (248,200)         (251,500)
                                               -----------       -----------
                                               $      --         $      --
                                               ===========       ===========


3.   Related party transactions
     --------------------------

     For the period of inception of the development stage to September 30, 2003, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the six months ended September 30, 2002, and 2003, and from inception of the development stage, the Company incurred legal costs of $0, $3,000 and $99,549, respectively, from two law firms in which a principal of each law firm is a relative of an officer and director of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At September 30, 2003, the Company had working capital of $37,240 as compared to working capital of $46,229 on March 31, 2003. The decrease is attributable primarily to a net operating loss for the three month period of $8,989. This was caused principally by costs and expenses consisting of accounting fees of $3,455, legal fees of $3,000, and miscellaneous expenses of $2,587 with minimal offsetting interest income of $53. No charges have been made for management of the Company for the six month period ended September 30, 2003 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

Material Changes in Results of Operations

The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the oil and gas business. It is anticipated that the Company will continue to incur losses in the near future.

PART II Other Information

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

     None

B. Reports on Form 8-K

     During the quarter ended September 30, 2003, the Registrant has filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003                      /s/ David W. Brenman
                                            ------------------------------------
                                            David W. Brenman, President