Form 10QSB
period 2003-12-31
COGENCO INTERNATIONAL INC
filed 2004-02-17
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----      EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2003

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
----

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

The number of shares outstanding of the issuer's classes of common stock, as of January 31, 2004 is 1,788,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.      FINANCIAL INFORMATION
-------      ---------------------

Balance Sheet - March 31, 2003 and December 31, 2003 (unaudited)            1

Statement of Operations - For the Three Months Ended December 31,
2002 and 2003 (Unaudited)                                                   2

Statement of Operations - For the Nine Months Ended December 31, 2002 and 2003 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through December 31, 2003 (unaudited)                 3

Statement of Stockholders' Equity - For the Nine Months Ended
December 31, 2003 (unaudited)                                               4

Statement of Cash Flows - For the Nine Months Ended December 31, 2002
and 2003 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through December 31, 2003 (unaudited)                 5

Notes to Unaudited Financial Statements at December 31, 2003                6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                       7

PART II.     OTHER INFORMATION                                              7
--------     -----------------



                              COGENCO INTERNATIONAL, INC.
                             (A Development Stage Company)
                                     BALANCE SHEET
                           March 31, 2003 and December 31, 2003
                                      (Unaudited)


                                        ASSETS
                                        ------

                                                             March 31,     December 31,
                                                               2003            2003
                                                               ----           ----
Current asset:
    Cash in an interest bearing account                     $    53,498    $    33,178

Computer equipment, at cost, net of accumulated
    depreciation of $3,572                                         --             --
                                                            -----------    -----------

    Total assets                                            $    53,498    $    33,178
                                                            ===========    ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Liabilities:
Current Liabilities:
    Accounts payable                                        $     7,269    $      --

    Common stock, $.01 par value; 50,000,000 shares
      authorized, 1,788,756 shares issued and outstanding        17,888         17,888
    Additional paid-in capital                                2,054,400      2,054,400
    Accumulated deficit (including $669,649 deficit
      accumulated during the development stage at
      December 31, 2003)                                     (2,026,059)    (2,039,110)
                                                            -----------    -----------

    Total stockholders' equity                                   46,229         33,178
                                                            -----------    -----------

    Total liabilities and stockholders' equity              $    53,498    $    33,178
                                                            ===========    ===========

                                     See accompanying notes





                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

              For the Three Months Ended December 31, 2002 and 2003
                                   (Unaudited)

                                                      2002            2003
                                                      ----            ----

Revenues:
    Interest income                                $        86      $        23

Costs and expenses:
    Legal fees - related party (Note 3)                   --              1,500
    General and administration                           1,605            2,423
    Storage Expenses                                      --                162
                                                   -----------      -----------

      Total costs and expenses                           1,605            4,085
                                                   -----------      -----------

        Net loss (Note 2)                          $    (1,519)     $    (4,062)
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




                                                 COGENCO INTERNATIONAL, INC.
                                                (A Development Stage Company)
                                                   STATEMENT OF OPERATIONS

                        For the Nine Months Ended December 31, 2002 and 2003 and Cumulative Amounts
                     from Inception of the Development Stage (July 26, 1990) Through December 31, 2003
                                                         (Unaudited)


                                                        Nine Months Ended December 31,                  Cumulative
                                                        ------------------------------                 amounts from
                                                        2002                     2003                  Inception
                                                        ----                     ----                  ---------

Revenues:
    Interest income                                  $       311             $        76             $    41,935

Costs and expenses:
    Legal fees - related party (Note 3)                     --                     4,500                 189,270
    Consulting and travel expenses -
      related party                                         --                      --                   152,380
    Dry hole costs                                          --                      --                   123,086
    General and administration                             7,268                   7,979                 241,359
    Storage expenses                                        --                       648                   1,917
    Depreciation                                            --                      --                     3,572
                                                     -----------             -----------             -----------

      Total costs and expenses                             7,268                  13,127                 711,584
                                                     -----------             -----------             -----------

        Net loss (Note 2)                            $    (6,957)            $   (13,051)            $  (669,649)
                                                     ===========             ===========             ===========

Basic and diluted loss per common share                        *             $     (0.01)            $     (0.46)
                                                     ===========             ===========             ===========

Weighted average number of common
    shares outstanding                                 1,788,756               1,788,756               1,463,128
                                                     ===========             ===========             ===========

      *     Less than $.01 per share


                                                    See accompanying notes.




                                                         COGENCO INTERNATIONAL, INC.
                                                        (A Development Stage Company)
                                                      STATEMENT OF STOCKHOLDERS' EQUITY
                                                For the Nine Months Ended December 31, 2003
                                                                (Unaudited)



                                                       Common stock             Additional                          Total
                                                       ------------              paid-in        Accumulated     stockholders'
                                                   Shares         Amount         capital         deficit          equity
                                                   ------         ------         -------         -------          ------

Balance,  March 31, 2003                         1,788,756     $    17,888     $ 2,054,400     $(2,026,059)     $    46,229

    Net loss for the nine months ended
      December 31, 2003                               --              --              --           (13,051)         (13,051)
                                               -----------     -----------     -----------     -----------      -----------

Balance, December 31, 2003                       1,788,756     $    17,888     $ 2,054,400     $(2,039,110)     $    33,178
                                               ===========     ===========     ===========     ===========      ===========

                                                  See accompanying notes.





                                                    COGENCO INTERNATIONAL, INC.
                                                   (A Development Stage Company)
                                                       STATEMENT CASH FLOWS

                              For the Nine Months Ended December 31, 2002 and 2003 and Cumulative Amounts
                          from Inception of the Development Stage (July 26, 1990) Through December 31, 2003
                                                            (Unaudited)


                                                            Nine Months Ended December 31,              Cumulative
                                                            ------------------------------             amounts from
                                                              2002                 2003                 Inception
                                                              ----                 ----                 ---------
Cash flows from operating activities:
    Net loss                                               $  (6,957)            $ (13,051)            $(669,649)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Depreciation expense                                    --                    --                   3,572
        Consulting fees paid directly by
          common stock purchasers                               --                    --                  50,000
        Increase (decrease) in accounts
          payable                                               --                  (7,269)                4,997
                                                           ---------             ---------             ---------

        Net cash used in operations                           (6,957)              (20,320)             (611,080)

Cash flows from investing activities:
    Purchase of computer equipment                              --                    --                  (3,572)
                                                           ---------             ---------             ---------

        Net cash used in investing activities                   --                    --                  (3,572)

Cash flows from financing activities:
    Proceeds from sale of common stock                          --                    --                 647,800
    Short-term borrowings                                       --                    --                 100,000
    Repayments of short-term borrowings                         --                    --                (100,000)
                                                           ---------             ---------             ---------

        Net cash provided by financing
          activities                                            --                    --                 647,800
                                                           ---------             ---------             ---------

Net increase (decrease) in cash                               (6,957)              (20,320)               33,148

Cash and cash equivalents at
    beginning of year                                         61,974                53,498                    30
                                                           ---------             ---------             ---------

Cash and cash equivalents at
    end of year                                            $  55,017             $  33,178             $  33,178
                                                           =========             =========             =========


                                                  See accompanying notes.

                                                            5



                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2003


1.    Basis of presentation
      ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2003 and December 31, 2003, and the results of operations and cash flows for the periods ended December 31, 2002 and 2003

2.   Income taxes
     ------------

     No provision for income taxes is required at March 31, 2003 and December 31, 2003 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 2003 and December 31, 2003, total deferred tax assets and valuation allowance are as follows:

                                                    March 31,       December 31,
                                                      2003              2003
                                                      ----              ----

     Deferred tax assets resulting from
       loss carryforward                           $  248,200       $  253,000
     Valuation allowance                             (248,200)        (253,000)
                                                   ----------       ----------
                                                   $      --        $      --
                                                   ==========       ==========

3.   Related party transactions
     --------------------------

     For the period from inception of the development stage to December 31, 2003, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the nine months ended December 31, 2002, and 2003, and from inception of the development stage, the Company incurred legal costs of $0, $4,500 and $101,049 respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Material Changes in Financial Condition

     At December 31, 2003, the Company had working capital of $33,178 as compared to working capital of $46,229 on March 31, 2003. The decrease is attributable to a net operating loss for the nine-month period of $13,051. This was caused principally by costs and expenses consisting of accounting fees of $4,980, legal fees of $4,500 and miscellaneous expenses of $3,647 with minimal offsetting interest income of $76. No charges have been made for management of the Company for the nine-month period ended December 31, 2003 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

     Material Changes in Results of Operations

     The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the biotechnology and / or energy businesses. It is anticipated that the Company will continue to incur losses in the near future.

     PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K

A.       Exhibits

         None

     B. Reports on Form 8-K

         During the quarter ended December 31, 2003, the Registrant has filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 17, 2004                             /s/ David W. Brenman
                                                    ---------------------------
                                                    David W. Brenman, President