Form 10KSB
period 2004-03-31
COGENCO INTERNATIONAL INC
filed 2004-06-25
CIK 730729

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                            --------    ------------

                        Commission file number: 2-87052-D
                                                ---------

                           COGENCO INTERNATIONAL, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

         Colorado                                                 84-0914754
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                            4085 South Dexter Street
                               Englewood, Colorado                 80113
                     --------------------------------------       --------
                    (Address of principal executive offices)     (Zip Code)

                    Issuer's telephone number: (303) 758-1357

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: $ 95.

     Aggregate market value of voting stock held by non-affiliates as of May 31, 2004: $ -0-. There is currently no trading market for the Registrant's securities.

     Number of shares of Common Stock, $.0l par value, outstanding as of May 31, 2004: 1,788,756.

     Documents incorporated by reference: None.

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

Item l.    Description of Business.
           ------------------------

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

         Cogenco was not successful in the cogeneration business, although it completed one cogeneration facility in Arvada, Colorado, and investigated numerous other cogeneration project opportunities. Cogenco eventually depleted its financial resources and was not able to secure additional capital to continue active business operations. Cogenco ceased active business operations in early 1988. The Company has been attempting to locate a business opportunity to combine with the Company since that time and has maintained itself as a validly existing Colorado corporation, and has continued to make filings required under the Securities Exchange Act of 1934. Cogenco has not received any significant revenues or engaged in any business operations for more than the past five years.


(b)      Business of Issuer.

         Since the time it ceased active business operations in 1988, management of Cogenco has been actively seeking potential business opportunities. Although Cogenco management has had discussions with several potential candidates, these discussions have not resulted in any agreements or business combinations.

         Cogenco believes that there are many companies in its position which are seeking business opportunities. In an effort to meet the competition, Cogenco has maintained its status as a corporation in good standing under Colorado law and has further filed all required reports with the Securities and Exchange Commission. Cogenco will need a significant amount of additional financing should it identify and complete a business acquisition. In that case, Cogenco will become involved in business and will be engaged in competition with others in that industry, and may be subject to a significant amount of government regulation, depending on the industry in which it is engaged. Cogenco has no patents, patent applications, or other material interest in intellectual property. Cogenco does not produce any products or offer any services, and therefore is not dependent on any material customer relationships. Since Cogenco does not own any real property or engage in any business operations, environmental compliance is not material to it.

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

Item 2.    Description of Property.
           ------------------------

         The Company currently maintains its offices at no charge in the business office of Mr. David Brenman, the Company's President. See Item 12 - "Certain Relationships and Related Transactions." The office facilities are provided to the Company pursuant to an oral agreement, and the value of such facilities is de minimis. Management believes that this arrangement will be suitable for its needs for the immediate future.

         The Company owns no real property and no material personal property.

Item 3.    Legal Proceedings.
           ------------------

         The Company is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

         None.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.
           ---------------------------------------------------------

(a)      Market Information.

         The Company's Common Stock is not eligible for listing on the NASDAQ system or the OTC Bulletin Board. Trading, if any, has been strictly limited to the over-the-counter market. In the past, the Common Stock has been quoted from time to time in the "Pink Sheets" maintained by the National Quotation Bureau, Inc. Since 1988, management believes that no established trading market has existed for the Company's Common Stock, there have been no sales of the Common Stock in the public market for more than the past two years, and consequently management is unable to report any market information.

(b)      Holders.

         (b)(1) The approximate number of record holders of the Company's Common Stock, $.0l par value, as of June 23, 2004 was 805. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

(c)      Dividends.

         The Company has not paid a dividend with respect to its Common Stock since its incorporation, and cannot be expected to pay a dividend on its Common Stock in the foreseeable future.

         The Company's ability to pay dividends is restricted by provisions of the Colorado Business Corporation Act which provides that a Colorado corporation may only pay dividends if, after giving effect to the dividend, the corporation would be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

(d)      Securities Authorized for Issuance under Equity Compensation Plans

         At the present time, Cogenco has no securities authorized for issuance under any equity compensation plan.

(e)      Sales of Unregistered Securities (Item 701 information).

         Cogenco has not issued any shares of its Common Stock or other securities in more than the past three years. Consequently, there is no disclosure required by this provision.

(f) Purchases of Equity Securities by Cogenco and its Affiliates (Item 703 information).

         Not applicable since Cogenco's common stock is not registered under
Section 12 of the Securities Exchange Act of 1934.

Item 6.    Management's Discussion and Analysis or Plan of Operation.
           ----------------------------------------------------------

Results of Operations

Years Ended March 31, 2003 and 2004.

         As stated above, the Company has been essentially inactive since early 1988 until the 1993 fiscal year. During this time the Company was, and since has been, investigating investment alternatives in the oil and gas and biotechnology industries but has been unsuccessful. As a result, during the last two fiscal years the Company achieved no operating revenues, but recognized a net loss of $(16,717) for the fiscal year ended March 31, 2004, not significantly different than the net loss of $(15,745) for the fiscal year ended March 31, 2003. To the extent the Company pursues a business opportunity, Cogenco expects that its general and administrative expenses will increase significantly.

Liquidity and Capital Resources

         The Company has been without adequate funds since 1987. At the time it ceased active business operations, it was essentially out of money and has been unable to raise any substantial amounts of money since that time. The Company settled a substantial portion of its outstanding debt for shares of its stock, and for cash raised in selling its stock in private placements. In July 1993, the Company raised $500,000 from one unaffiliated investor. At March 31, 2004, the Company had current assets of $29,512, and working capital of $29,512 to provide the Company's liquidity. The Company believes that the working capital currently available to it is sufficient to maintain Cogenco's activities at its current level through March 31, 2005. In any event, if Cogenco were to hold a shareholders' meeting, actively pursue a business opportunity, or engage in business operations, it will be required to raise a significant amount of additional capital to pay for these activities. There can be no assurance that Cogenco will be able to raise any such capital, or that the terms on which Cogenco can raise any capital will be commercially reasonable.

Plan of Operations

         Cogenco is not engaged in any business operations at the present time. Although management receives proposals for business opportunities from third parties and seeks out business opportunities with others, Cogenco has not actively pursued any such business opportunity in more than the past two years. The Company will continue reviewing opportunities in the oil and gas and biotechnology industries, and in other industries as it becomes aware of appropriate opportunities. Because the Company may need a substantial amount of capital from third parties, there can be no assurance that the Company will be able to invest in other business opportunities.

         As of this date, the Company has not identified any properties or companies to be acquired at the present time. Until business opportunities are identified and acquired, the Company's available cash is expected to satisfy its cash requirements during the fiscal year ending March 31, 2005.

Off Balance Sheet Arrangements

         None

Risk Factors

         An investment in and ownership of our common stock is one of high risk. You should carefully consider the risks described below in connection with any decision whether to acquire, hold or sell our securities. If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occurs, the business, financial condition and results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

We have no business operations, and no prospects for business operations.

         We currently are not engaged in any business operations. Although we have reviewed several possibilities for business operations during the past several years, we have not found an opportunity for a business combination that was attractive to management. We cannot offer any assurance that we will ever find a business opportunity that management determines to be worth pursuing, or that if we do, we are able to complete the business combination on commercially-reasonable terms in a manner that could be advantageous to our shareholders.

We have had little working capital available for any operations

         We have had little working capital for more than the past five years. Although our working capital is and has been positive, this has been the case only because we have had nominal operations and have minimized our corporate general and administrative expenses. Our available working capital is not sufficient for us to engage in any business operations, or to complete a merger, acquisition, or other business combination. We cannot offer any assurance that we will be able to obtain the necessary working capital on commercially-reasonable terms, if at all, should circumstances arise requiring us to have additional working capital available.

Our Board of Directors may not be sufficient under Colorado law.

         For more than the past ten years, our Board of Directors has consisted of one and currently two persons. Our articles of incorporation require that we have at least three directors. While there are arguments that actions approved by two directors in these circumstances (constituting both a quorum and a majority of the required three directors) are sufficient, there can be no assurance that our actions when our board has consisted of fewer than three directors have been properly taken.

We have a history of losses and have never engaged in the profitable operation of our business.

         We have had a history of operating losses and cash flow deficits. We have never engaged in the profitable operation of a business, and there can be no assurance that we will ever be able to do so.

It is likely that any efforts we may make to raise capital will result in substantial additional dilution to our shareholders.

         It is likely that any effort to raise capital for any operations in the future will require the issuance of equity or debt securities which will result in substantial dilution to our existing shareholders. Although we will attempt to minimize the dilutive impact of any future capital-raising activities, we cannot offer any assurance that we will be able to do so because of the lack of any historical operations or profitability, as well as the lack of any trading market for our publicly-held securities. If we are successful in raising additional working capital, we will likely have to issue additional shares of our Common Stock and Common Stock purchase warrants at prices that may will likely the interests of our existing shareholders.

Because we are dependent upon our key personnel for our future success, if we fail to retain or attract key personnel, our business will be adversely affected.

         David W. Brenman is the only person who has devoted a substantial amount of time to our business during the past five years, and his father has acted as legal counsel. If we are to succeed in any activity (which cannot be assured), it will be as a result of the efforts of Messrs. Brenman. Neither David nor Albert Brenman have any employment agreement or any obligation to continue providing services to Cogenco, and there can be no assurance that they will continue to do so.

We are controlled by only a few officers and directors and, consequently, purchasers of our shares will have very little ability to elect or control our management.

         Our directors and officers beneficially own 48 % of the outstanding shares of Common Stock as of June 15, 2004, and, accordingly, may have the ability to elect a majority of the directors of Cogenco and otherwise to control the Company. As a result, such persons, acting together, will have the ability to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

Our Common Stock is vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring our shares or warrants may be unable to resell their shares or warrants at a profit as a result of this volatility.


         No market exists for our Common Stock, and we cannot offer any assurance that any market will develop. As a result, the trading price of our securities can be impacted by very low sales volumes, general market conditions, and other events and factors. The securities markets themselves have from time to time and recently experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the realization of any of the risks described in these "Risk Factors" could have a significant and adverse impact on such market prices.

SEC penny stock regulations may limit the ability to trade our securities.

         Our common stock is subject to additional disclosure requirements for penny stocks mandated by the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that is not traded on the Nasdaq Stock Market and has a market price of less than $5.00 per share. We are included within the SEC Rule 3a-51 definition of a penny stock. As a "penny stock", trading in our stock is covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, for non-Nasdaq and non-national securities exchange listed securities.

         Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser's written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their securities in the secondary market and adversely impact the willingness of investors to purchase our common stock on either a private or open market basis.

Future sales of our Common Stock may cause our stock price to decline.

         Our stock price may decline by future sales of our shares or the perception that such sales may occur. As of June 15, 2004, all of the shares of Common Stock held by our officers, directors, and our principal stockholder constitute "restricted shares" or "control shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

         All of the restricted shares of our Common Stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our Common Stock in the public market may cause the stock's market price to decline if such a market should develop in the future. See "Shares Available for Future Sale."

Provisions in our charter documents could prevent or delay a change in control, which could delay or prevent a takeover.

         Our Articles of Incorporation authorize the issuance of "blank check" preferred stock with such designations, rights, and preferences, as may be determined by our Board of Directors. Accordingly, the Board of Directors may, without shareholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Preferred stock could also be issued to discourage, delay, or prevent a change in our control, although we do not currently intend to issue any additional series of our preferred stock.

         Provisions in our bylaws provide for indemnification of officers and directors to the full extent permitted by Colorado law, which could require us to direct funds away from our business and products.

We Do Not Expect To Pay Dividends In The Foreseeable Future

            We have never paid cash dividends on our Common Stock. We do not expect to pay cash dividends on our Common Stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our Common Stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our Common Stock.

Forward-looking statements may prove to be inaccurate

         In our effort to make the information in this report more meaningful, this report contains both historical and forward-looking statements. All statements other than statements of historical fact are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. It should be noted that because we are a "penny stock," the protections provided by
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 do not apply to us. We have attempted to qualify our forward-looking statements with appropriate cautionary language to take advantage of the judicially-created doctrine of "bespeaks caution" and other protections.

         The forward-looking statements generally can be identified by the use of terms such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Furthermore, statements that describe our objectives, plans, or goals are, or may be, forward-looking statements.

         Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.

         These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this prospectus. Other unknown or unpredictable factors also could have material adverse effects on our future results.


Item 7.    Financial Statements.
           ---------------------

The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:

                                                                         Page No
                                                                         -------
     Report of Independent Certified Public
       Accountants....................................................     F-1

     Balance Sheet - March 31, 2003 and 2004..........................     F-2

     Statement of Operations - For the Years Ended March 31, 2003
       and 2004 and Cumulative Amounts from Inception of the
       Development Stage (July 26, 1990)
       through March 31, 2004 ........................................     F-3

     Statement of Stockholders' Equity
     For the Period from Inception of the Development
     Stage (July 26, 1990) through March 31, 2004.....................    F4-F6

     Statement of Cash Flows - For the Years
       Ended March 31, 2003 and 2004 and
       Cumulative Amounts from Inception of
       the Development Stage (July 26, 1990) through
       March 31, 2004.................................................     F-7

     Notes to Financial Statements
       March 31, 2003 and 2004........................................   F-8-F11

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

Item 8A. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, Cogenco carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of Cogenco's principal executive officer (who also serves as Cogenco's principal financial officer), who concluded that Cogenco's disclosure controls and procedures are effective.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


(b)      Changes in Internal Controls.

         There were no changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.


                                    PART III

Item 9.    Directors,  Executive  Officers,  Promoters  and Control  Persons;
           ------------------------------------------------------------------
Compliance  With Section 16(a) of the Exchange Act.
---------------------------------------------------

(a)      Identification of Directors and Executive Officers.

         The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

         The current sole officer and directors of the Company are:

Name                            Age                  Position

David W. Brenman                 48                  Director, President,
                                                     Secretary and Treasurer

Albert Brenman                   78                  Director


The directors intend to appoint additional directors when appropriate.

David W. Brenman, age 48, has been since 1988 engaged as an independent financial consultant. From 1984 until the present Mr. Brenman has served as President and Director of the Company and also serves, as Treasurer and Secretary of the Company. From 1987 to 1988 Mr. Brenman was a Vice President of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc. From 1979 until 1984, Mr. Brenman was an associate with the law firm of Brenman Raskin & Friedlob, P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law. Mr. Brenman received a B.A. degree from the University of Washington in accounting, a J.D. degree from the University of Denver, College of Law and an L.L.M. in taxation from New York University. Since 1994 and until March 2003, he served as President of Taltos S.p.A., a Company engaged in the production of light-weight stone products. Mr. Brenman and his wife have been named as a defendant in litigation brought in Arapahoe County, Colorado, state court, which alleges corporate malfeasance by him in connection with certain activities related to corporations owned by his wife and her siblings. Mr. Brenman and his wife intend to deny all material allegations against them and to defend the litigation which they believe to be spurious efforts by certain of his wife's family members to gain absolute control over the family's business and to avoid liability on certain indebtedness owed to a trust of which Mr. Brenman's wife is a beneficiary.

Albert Brenman, age 78, father of David W. Brenman, has been a Director of the Company since March 10, 2004. He and the law firms with which he was associated have represented the Company since its inception in June of 1983. Mr. Brenman graduated from the University of Denver where he received a BSBA with a major in accounting and the University of Denver College of Law receiving a J.D. degree. Mr. Brenman has practiced law in Denver, Colorado with his law firms from 1953 until his retirement in August of 2001. Mr. Brenman's law specialty is corporate, business and securities law. Mr. Brenman will devote such time as may be necessary to the affairs of the Company.

(b)      Significant Employees.

         The Company has no significant employees at the present time.

(c)      Family Relationships.

         Mr. Albert Brenman, a Director of the Company, is the father of David
W. Brenman, President, Secretary, Treasurer, and a Director of the Company.

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

(e)-(f)  No Audit Committee or Audit Committee Financial Expert.

         Cogenco's board of directors has not appointed an audit committee.

(g)      Material Changes to Nomination Procedures

         Cogenco has not held a meeting of its shareholders for more than the past ten years. Shareholders may recommend nominees to the board of directors by addressing correspondence to the President.

(h)      Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires all directors, executive officers and persons who own more than 10% of a registered class of securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Cogenco. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Since Cogenco's Common Stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, Cogenco's directors, executive officers, and significant shareholders are not subject to the Section 16 filing obligations.

(i)      No Code of Ethics

         Cogenco has not adopted a code of ethics or a code of conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, or to persons performing similar functions. Cogenco has not done so because its board of directors believes that its nominal activities and nominal financial resources do not merit the expense of preparing, adopting and administering a code of ethics. The board of directors intends to adopt a code of ethics or a code of conduct when circumstances warrant.

Item 10.   Executive Compensation.
           -----------------------

Cash Compensation.

         During the past three (3) fiscal years, no officer of the Company received any compensation or reimbursements for expenses.

         Mr. David Brenman has received no stock options, employee benefits, or other form of direct or indirect remuneration from the Company during the 2002, 2003 and 2004 fiscal years. Mr. Brenman is currently devoting such time as is necessary to the affairs of the Company to seek out a merger candidate or an investment opportunity.

         Mr. Albert Brenman or his law firm has been paid for legal services and expenses for the past three years as follows:

         Years ended:      March 31, 2002   $4,458.19
                           March 31, 2003   $6,000.00
                           March 31, 2004   $6,000.00


Compensation Under Plans.

         There are no currently effective stock option or bonus plans.

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

         The Company has no other arrangements pursuant to which any director of the Company was compensated during the fiscal year ended March 31, 2004 for services as a director. Mr. Albert Brenman, currently a Director, is paid a retainer of $500 per month for supervising the Company's accounting and legal matters and storage of the Company's records.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management.
           ---------------------------------------------------------------

(a) (b) Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information as of June 15, 2004, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5 % or more of the outstanding shares of Common Stock, by each person who is an officer and/or director of the Company and by all officers and directors of the Company as a group. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's Common Stock.


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
Stock        4085 So. Dexter Street
             Englewood, CO 80113

Common       International Penta Financial        698,985 (l)           39.1%
Stock        Services A.G.
             c/o Harold A.M.A. Janssen
             Hintergass 19
             P.O. Box 174 FL-9490. Vaduz
             Liechtenstein, Europe

Common       Albert Brenman                       367,247 (1) (2)       20.5%
Stock        4400 East Oxford Place
             Englewood, CO 80110

Common       Officers and                         864,289 (1)           48.32%
Stock        directors as a
             group (one
             person)

(1) Ownership is direct except with respect to 155,651 shares as to which Mr. Janssen has signature authority and thus the ability to direct investment decisions and voting on behalf of his European clients.

(2) Includes 181,111 shares registered in the name of Thomas A. Bromberg which were acquired by Mr. Brenman from Mr. Bromberg on March 11, 2002 in consideration of the sum of $182 in connection with Mr. Brenman's withdrawal from the law firm of Brenman Bromberg & Tenenbaum P.C. See "Item 12. Certain Relationships and Related Transactions."

(c) Changes in Control.

Management is not aware of any arrangements which may result in a change of control of the Company.


(d)      Securities Authorized for Issuance under Equity Compensation Plans

         At the present time, Cogenco has no securities authorized for issuance under any equity compensation plan.

Item 12.   Certain Relationships and Related Transactions.
           -----------------------------------------------

(a) (b) (c) Transactions with Management and Others.

         Legal Representation. The law firm of Brenman Bromberg & Tenenbaum, P.
C. ("BBT") provided legal representation to the Company until December 31, 2001. Thereafter and currently Albert Brenman provides legal services to the Company. Mr. Brenman, a Director since March 10, 2004, is the father of David W. Brenman, the sole officer and a Director of the Company. Mr. Brenman owns 367,247 shares of the Company's Common Stock. BBT was paid its standard hourly fees for legal representation of the Company. Mr. Brenman is paid his standard hourly fee and until recently provided office facilities to the Company at no charge. When Mr. Brenman withdrew from BBT during 2001 he acquired 181,111 shares from BBT for $182.

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

3.3 Articles of Amendment to the Articles of Incorporation, incorporated by reference from the Form 8-K dated August 16, 1993 filed August 26, 1993.

31       Certification pursuant to Rule 13a-14(a).

32       Certification pursuant to 18 U.S.C.ss.1350.

(b) During the last quarter of the period covered by this report the Company filed no reports on Form 8-K.

Item 14. Principal Accountant Fees and Services.

(a)      Audit Fees.

         Our principal accountant, Causey, Demgen & Moore, Inc., billed us aggregate fees in the amount of approximately $6,110 for the fiscal year ended March 31, 2004 and $3,235 for the fiscal year ended March 31, 2003. These amounts were billed for professional services that Causey, Demgen & Moore, Inc. provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)      Audit-Related Fees.

         Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $9,345 for the fiscal years ended March 31, 2004 and 2003 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)      Tax Fees

         Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of approximately $0 for the fiscal year ended March 31, 2004 and approximately $0 for the fiscal year ended March 31, 2003, for tax compliance, tax advice, and tax planning.

(d)      All Other Fees

         Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $0 for the fiscal years ended March 31, 2004 and 2003 for other fees.

(e)      Audit Committee's Pre-Approval Practice

         Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the Board of Directors (or the Board of Directors as a whole if there is no audit committee appointed), or unless the services meet certain de minimis standards. Since Cogenco has no audit committee, the Board of Directors pre-approved the audit services and tax services that Causey, Demgen & Moore, Inc. performed for Cogenco during the year ended March 31, 2004, and has pre-approved that firm's continuation of those services.

         The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

          ------------------ ------------------------------------------------
                                     Percentage of total fees paid to
                                       Causey, Demgen & Moore, Inc.
          ------------------ ------------------------------------------------
                              Fiscal Year 2003             Fiscal Year 2004
          ------------------ --------------------- --------------------------
          Audit fees                      100%                  100%
          ------------------ --------------------- --------------------------
          Audit-related fees              100%                  100%
          ------------------ --------------------- --------------------------
          Tax fees                         0%                    0%
          ------------------ --------------------- --------------------------
          All other fees                   0%                    0%
          ------------------ --------------------- --------------------------


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

Date:  June 22, 2004
                            COGENGO INTERNATIONAL, INC.



                            By:  /s/  David W. Brenman
                               ---------------------------------
                                      David W. Brenman, President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


Date:  June 22, 2004
                            By:  /s/  David W. Brenman
                               ---------------------------------
                                      David W. Brenman, President, Principal
                                      Executive Officer, Principal Accounting
                                      Officer, principal Financial Officer and
                                      Director

Date:  June 22, 2004
                            By:  /s/  Albert Brenman
                               ---------------------------------
                                      Albert Brenman, Director

                           COGENCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2004

                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders
Cogenco International, Inc.


We have audited the accompanying balance sheets of Cogenco International, Inc. (a development stage company) as of March 31, 2003 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (July 26, 1990) through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogenco International, Inc. as of March 31, 2003 and 2004, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage (July 26, 1990) through March 31, 2004, in conformity with U.S. generally accepted accounting principles.



Denver, Colorado                            CAUSEY DEMGEN & MOORE INC.
June 15, 2004



                            COGENCO INTERNATIONAL, INC.
                           (A Development Stage Company)
                                   BALANCE SHEET
                             March 31, 2003 and 2004


                                       ASSETS
                                       ------

                                                              2003           2004
                                                              ----           ----
Current asset:
    Cash, in interest bearing accounts                    $    53,498    $    29,512

Computer equipment, at cost, net of accumulated
    depreciation of $3,572                                       --             --
                                                          -----------    -----------

Total assets                                              $    53,498    $    29,512
                                                          ===========    ===========


                                    LIABILITIES
                                    -----------
Current Liabilities:
    Accounts payable                                      $     7,269    $      --


                                STOCKHOLDERS' EQUITY
                                --------------------

Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                 --             --
Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and outstanding        17,888         17,888
Additional paid-in capital                                  2,054,400      2,054,400
Accumulated deficit (including $673,315 deficit
    accumulated during the development stage at
    March 31, 2004)                                        (2,026,059)    (2,042,776)
                                                          -----------    -----------

    Total stockholders' equity                                 46,229         29,512
                                                          -----------    -----------

    Total liabilities and stockholders' equity            $    53,498    $    29,512
                                                          ===========    ===========

                               See accompanying notes.

                             COGENCO INTERNATIONAL, INC.
                            (A Development Stage Company)
                               STATEMENT OF OPERATIONS
         For the Years Ended March 31, 2003 and 2004 and Cumulative Amounts
   from Inception of the Development Stage (July 26, 1990) Through March 31, 2004



                                                                         Cumulative
                                                                        amounts from
                                               2003           2004        Inception
                                               ----           ----        ---------

Revenues:
     Interest income                       $       372    $        95    $    41,954

Costs and expenses:
     Legal fees - related party (Note 4)         6,000          6,000        190,770
     Consulting and travel expenses -
       related party                              --             --          152,380
     Dry hole costs (Note 5)                      --             --          123,086
     General and administration                  8,848          9,921        243,301
     Storage expenses                            1,269            891          2,160
     Depreciation                                 --             --            3,572
                                           -----------    -----------    -----------

       Total costs and expenses                 16,117         16,812        715,269
                                           -----------    -----------    -----------

        Net loss (Note 3)                  $   (15,745)   $   (16,717)   $  (673,315)
                                           ===========    ===========    ===========

Basic and diluted loss per common share    $     (0.01)   $     (0.01)   $     (0.46)
                                           ===========    ===========    ===========

Weighted average number of common
     shares outstanding                      1,788,756      1,788,756      1,469,058
                                           ===========    ===========    ===========


                              See accompanying notes.

                                                COGENCO INTERNATIONAL, INC.
                                               (A Development Stage Company)
                                            STATEMENT OF STOCKHOLDERS' EQUITY
              For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 2004



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

                                             COGENCO INTERNATIONAL, INC.
                                            (A Development Stage Company)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
              For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 2004
                                         (Continued from the preceding page)



                                                          Common stock      Additional                    Total
                                                  -----------------------     paid-in    Accumulated  stockholders'
                                                    Shares       Amount       capital      deficit       equity
                                                  ----------   ----------   ----------   ----------    ----------
Net loss for the period ended March 31, 1993            --           --           --       (100,291)     (100,291)
                                                  ----------   ----------   ----------   ----------    ----------
Balance at March 31, 1993                          1,738,756       17,388    1,544,900   (1,495,219)       67,069

Capital contribution of two shareholders
    consisting of cash payments to the
    Company's president in April 1993  (Note 2)         --           --         10,000         --          10,000

Sale of stock to an individual for cash ($10.00
    per share) (Note 2)                               50,000          500      499,500         --         500,000

Net loss for the period ended March 31, 1994            --           --           --       (368,020)     (368,020)
                                                  ----------   ----------   ----------   ----------    ----------

Balance at March 31, 1994                          1,788,756       17,888    2,054,400   (1,863,239)      209,049


Net loss for the period ended March 31, 1995            --           --           --        (42,581)      (42,581)
                                                  ----------   ----------   ----------   ----------    ----------

Balance at March 31, 1995                          1,788,756       17,888    2,054,400   (1,905,820)      166,468

Net loss for the period ended March 31, 1996            --           --           --        (25,813)      (25,813)
                                                  ----------   ----------   ----------   ----------    ----------

Balance at March 31, 1996                          1,788,756       17,888    2,054,400   (1,931,633)      140,655

Net loss for the period ended March 31, 1997            --           --           --        (12,021)      (12,021)
                                                  ----------   ----------   ----------   ----------    ----------

Balance at March 31, 1997                          1,788,756       17,888    2,054,400   (1,943,654)      128,634

Net loss for the period ended March 31, 1998            --           --           --         (9,234)       (9,234)
                                                  ----------   ----------   ----------   ----------    ----------
Balance at March 31, 1998                          1,788,756       17,888    2,054,400   (1,952,888)      119,400


                                            (Continued on following page)
                                               See accompanying notes.

                                             COGENCO INTERNATIONAL, INC.
                                            (A Development Stage Company)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
              For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 2004
                                         (Continued from the preceding page)



                                                     Common stock          Additional                     Total
                                               -------------------------    paid-in      Accumulated   stockholders'
                                                 Shares        Amount        capital       deficit        equity
                                               -----------   -----------   -----------   -----------    -----------
Net loss for the period ended March 31, 1999          --            --            --         (23,662)       (23,662)
                                               -----------   -----------   -----------   -----------    -----------
Balance at March 31, 1999                        1,788,756        17,888     2,054,400    (1,976,550)        95,738

Net loss for the period ended March 31, 2000          --            --            --          (8,177)        (8,177)
                                               -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2000                        1,788,756        17,888     2,054,400    (1,984,727)        87,561

Net loss for the period ended March 31, 2001          --            --            --         (13,986)       (13,986)
                                               -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2001                        1,788,756        17,888     2,054,400    (1,998,713)        73,575

Net loss for the period ended March 31, 2002          --            --            --         (11,601)       (11,601)
                                               -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2002                        1,788,756        17,888     2,054,400    (2,010,314)        61,974

Net loss for the period ended March 31, 2003          --            --            --         (15,745)       (15,745)
                                               -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2003                        1,788,756        17,888     2,054,400    (2,026,059)        46,229

Net loss for the period ended March 31, 2004          --            --            --         (16,717)       (16,717)
                                               -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2004                        1,788,756   $    17,888   $ 2,054,400   $(2,042,776)   $    29,512
                                               ===========   ===========   ===========   ===========    ===========


                                               See accompanying notes.

                                   COGENCO INTERNATIONAL, INC.
                                  (A Development Stage Company)
                                     STATEMENT OF CASH FLOWS
               For the Years Ended March 31, 2003 and 2004 and Cumulative Amounts
         from Inception of the Development Stage (July 26, 1990) Through March 31, 2004


                                                                                     Cumulative
                                                                                    amounts from
                                                                2003        2004      Inception
                                                               ----         ----      ---------
Cash flows from operating activities:
     Net loss                                               $ (15,745)   $ (16,717)   $(673,315)
     Adjustment to reconcile net loss to net
       cash used in operating activities:
         Depreciation expense                                    --           --          3,572
         Consulting fees paid directly by
           common stock purchasers                               --           --         50,000
         Increase in accounts payable                           7,269       (7,269)       4,997
                                                            ---------    ---------    ---------
         Net cash used in operations                           (8,476)     (23,986)    (614,746)

Cash flows from investing activities:
     Purchase of computer equipment                              --           --         (3,572)
                                                            ---------    ---------    ---------
         Net cash used in investing activities                   --           --         (3,572)

Cash flows from financing activities:
     Proceeds from sale of common stock                          --           --        647,800
     Short-term borrowings                                       --           --        100,000
     Repayments of short-term borrowings                         --           --       (100,000)
                                                            ---------    ---------    ---------
         Net cash provided by financing
           activities                                            --           --        647,800
                                                            ---------    ---------    ---------

Net increase (decrease) in cash                                (8,476)     (23,986)      29,482

Cash and cash equivalents at
    beginning of year                                          61,974       53,498           30
                                                            ---------    ---------    ---------
Cash and cash equivalents at
     end of year                                            $  53,498    $  29,512    $  29,512
                                                            =========    =========    =========

Supplemental disclosure of non-cash financing activities:

    Consulting fees paid directly by
       common stock purchasers                              $    --      $    --      $  50,000
                                                            =========    =========    =========

    Stock issued in settlement of an account
       payable to a related party                           $    --      $    --      $  15,256
                                                            =========    =========    =========


                                    See accompanying notes.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2003 and 2004


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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2003 and 2004


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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2003 and 2004


3.   Income taxes
     ------------

     No provision for income taxes is required for the years ended March 31, 2003 and 2004 or the period from inception of the development stage (July 26, 1990) through March 31, 2004 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $177,000, of which only $11,800 may be used in any one year. If not used to offset future taxable income, the carryforwards will expire as follows:

                   2005                                $   5,000
                   2006                                   14,000
                   2007                                  103,000
                   2008                                  367,000
                   2009                                   42,000
                   2010                                   26,000
                   2011                                   11,000
                   2012                                   12,000
                   2013                                    9,000
                   2019                                   24,000
                   2020                                    8,000
                   2021                                   14,000
                   2022                                   12,000
                   2023                                   16,000
                   2024                                   16,000
                                                       ---------
                                                       $ 679,000



     As of March 31, 2003 and 2004, total deferred tax assets and valuation allowance are as follows:

                                                          2003          2004
                                                        ---------     ---------
Deferred tax assets resulting from loss
carryforward                                            $ 248,200     $ 241,000
Valuation allowance                                      (248,200)     (241,000)
                                                        ---------     ---------
                                                        $    --       $    --
                                                        =========     =========

     A 100% valuation allowance has been established against the deferred tax asset, as utilization of the loss carryforwards cannot be reasonably assured.

4.   Related party transactions
     --------------------------

     For the years ended March 31, 2003 and 2004 and during the period from inception of the development stage, the Company incurred legal costs of $6,000, $6,000 and $190,770, respectively, from a law firm in which a former principal of the law firm is a relative of an officer and director of the Company and currently is a director of the Company.

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