Form 10QSB
period 2004-06-30
COGENCO INTERNATIONAL INC
filed 2004-08-10
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2004

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

               4085 South Dexter Street, Englewood, Colorado 80113
--------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (303) 758-1357
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   [ X ]  No  [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of July 30, 2004 is 2,188,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

     PART I. FINANCIAL INFORMATION

     Item 1:      Financial Statements                                       1

     Balance Sheet - March 31, 2004 and June 30, 2004 (unaudited)            1

     Statement of Operations - For the Three
     Months Ended June 30, 2003 and 2004
     and Cumulative Amounts from Inception
     of the Development Stage (July 26, 1990)
     through June 30, 2004 (unaudited)                                       2

     Statement of Stockholders' Equity - For the Three Months Ended
     June 30, 2004 (unaudited)                                               3

     Statement of Cash Flows - For the Three Months Ended
     June 30, 2003 and 2004 and Cumulative Amounts from
     Inception of the Development Stage (July 26, 1990)
     through June 30, 2004 (unaudited)                                       4

     Notes to Unaudited Financial Statements                                 5

     Item 2:      Management's Discussion and
                   Analysis or Plan of Operations                            6

     Item 3:      Controls and Procedures                                    6

     PART II.     OTHER INFORMATION                                          7
     --------     -----------------

     Signatures                                                              8

     Certification pursuant to Securities Exchange Act of 1934
     and Sections 302 and 906 Of the Sarbanes-Oxley Act of 2002


                                    COGENCO INTERNATIONAL, INC.
                                   (A Development Stage Company)
                                            BALANCE SHEET
                                  March 31, 2004 and June 30, 2004
                                             (unaudited)

                                               ASSETS
                                               ------

                                                                     March                    June
                                                                     -----                    ----
Current asset:
    Cash, in interest bearing accounts                           $    29,512              $    23,832

Computer equipment, at cost, net of accumulated
    depreciation of $3,572                                              --                       --
                                                                 -----------              -----------

Total assets                                                     $    29,512              $    23,832
                                                                 ===========              ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
Liabilities:
Current Liabilities:
    Accounts payable                                             $      --                $     6,653

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                        --                       --
Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 shares issued and outstanding               17,888                   17,888
Additional paid-in capital                                         2,054,400                2,054,400
Accumulated deficit (including $685,648 deficit
    accumulated during the development stage at
    June 30, 2004)                                                (2,042,776)              (2,055,109)
                                                                 -----------              -----------

    Total stockholders' equity                                        29,512                   17,179
                                                                 -----------              -----------

    Total liabilities and stockholders' equity                   $    29,512              $    23,832
                                                                 ===========              ===========

                                         See accompanying notes.




                                    COGENCO INTERNATIONAL, INC.
                                  (A Development Stage Company)
                                     STATEMENT OF OPERATIONS

            For the Three Months Ended June 30, 2003 and 2004 and Cumulative Amounts from
              Inception of the Development Stage (July 26, 1990) Through June 30, 2004
                                           (Unaudited)

                                                                                              Cumulative
                                                                                              amounts from
                                                 2003                     2004                 Inception
                                                 ----                     ----                 ---------

Revenues:
    Interest income                           $        29             $        18             $    41,972

Costs and expenses:
    Legal fees - related party (Note 3)             1,500                   1,500                 192,270
    Legal fees                                       --                     5,340                   5,340
    Consulting and travel expenses -
      related party                                  --                      --                   152,380
    Dry hole costs                                   --                      --                   123,086
    General and administration                      4,180                   5,511                 248,812
    Storage expenses                                  243                    --                     2,160
    Depreciation                                     --                      --                     3,572
                                              -----------             -----------             -----------

      Total costs and expenses                      5,923                  12,351                 727,620
                                              -----------             -----------             -----------

        Net loss (Note 2)                     $    (5,894)            $   (12,333)            $  (685,648)
                                              ===========             ===========             ===========

Basic and diluted loss per common share       $      --               $      --               $     (0.46)
                                              ===========             ===========             ===========

Weighted average number of common
    shares outstanding                          1,788,756               1,788,756               1,474,776
                                              ===========             ===========             ===========

                                               See accompanying notes.




                                          COGENCO INTERNATIONAL, INC.
                                         (A Development Stage Company)
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                                   For the Three Months Ended June 30, 2004
                                                  (Unaudited)


                                              Common stock                 Additional                             Total
                                         ------------------------           paid-in          Accumulated       stockholders'
                                         Shares            Amount           capital            deficit            equity
                                         ------            ------           -------            -------            ------


Balance at March 31, 2004               1,788,756       $    17,888       $ 2,054,400       $(2,042,776)       $    29,512

Net loss for the three months
   ended June 30, 2004                       --                --                --             (12,333)           (12,333)
                                      -----------       -----------       -----------       -----------        -----------

Balance at June 30, 2004                1,788,756       $    17,888       $ 2,054,400       $(2,055,109)       $    17,179
                                      ===========       ===========       ===========       ===========        ===========

                                            See accompanying notes.



                                         COGENCO INTERNATIONAL, INC.
                                        (A Development Stage Company)
                                          STATEMENT OF CASH FLOWS
                  For the Three Months Ended June 30, 2003 and 2004 and Cumulative Amounts
              from Inception of the Development Stage (July 26, 1990) Through June 30, 2004
                                                (Unaudited)

                                                                                                 Cumulative
                                                        Three months Ended June 30,              amounts from
                                                        2003                  2004                Inception
                                                        ----                  ----                ---------
Cash flows from operating activities:
    Net loss                                          $  (5,894)            $ (12,333)            $(685,648)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Depreciation expense                               --                    --                   3,572
        Consulting fees paid directly by
          common stock purchasers                          --                    --                  50,000
        Change in accounts payable                       (7,269)                6,653                11,650
                                                      ---------             ---------             ---------

        Net cash used in operations                     (13,163)               (5,680)             (620,426)

Cash flows from investing activities:
    Purchase of computer equipment                         --                    --                  (3,572)
                                                      ---------             ---------             ---------

        Net cash used in investing activities              --                    --                  (3,572)

Cash flows from financing activities:
    Proceeds from sale of common stock                     --                    --                 647,800
    Short-term borrowings                                  --                    --                 100,000
    Repayments of short-term borrowings                    --                    --                (100,000)
                                                      ---------             ---------             ---------

        Net cash provided by financing
          activities                                       --                    --                 647,800
                                                      ---------             ---------             ---------

Net increase (decrease) in cash                         (13,163)               (5,680)               23,802

Cash and cash equivalents at
    beginning of year                                    53,498                29,512                    30
                                                      ---------             ---------             ---------

Cash and cash equivalents at
    end of year                                       $  40,335             $  23,832             $  23,832
                                                      =========             =========             =========

                                             See accompanying notes.



                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2004


1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2004 and June 30, 2004, and the results of operations and cash flows for the periods ended June 30, 2003 and 2004.

2.   Income taxes
     ------------

     No provision for income taxes is required at March 31, 2004 and June 30, 2004 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 2004 and June 30, 2004, total deferred tax assets and valuation allowance are as follows:

                                                 March 31, 2004   June 30, 2004
     --------------------------------------------------------------------------
     Deferred tax assets resulting
      from loss carryforward                       $ 241,000       $ 245,600
     Valuation allowance                            (241,000)       (245,600)
                                                   ---------       ---------
                                                   $    --         $    --
                                                   =========       =========

3.   Related party transactions
     --------------------------

     For the period of inception of the development stage to June 30, 2004, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the three months ended June 30, 2003 and 2004, and from inception of the development stage, the Company incurred legal costs of $1,500, $1,500, and $104,049, respectively, from two law firms in which a principal of each law firm is a relative of an officer and director of the Company.

4.   Subsequent events
     -----------------

     Following the end of the June 30, 2004, fiscal quarter, the Company raised $40,000 in sales of its common stock to four accredited investors and increased its liquidity and capital resources by that amount. The Company has no plans for the use of the additional funds at the present time but is investigating possible business opportunities which, if pursued, may require management, legal, and accounting efforts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition
---------------------------------------

At June 30, 2004, the Company had working capital of $17,179 as compared to working capital of $29,512 on March 31, 2004. The decrease is attributable primarily to a net operating loss for the three month period of $12,333. This was caused principally by costs and expenses consisting of accounting fees of $3,175, legal fees of $6,840, and miscellaneous expenses of $2,336 with minimal offsetting interest income of $18. No charges have been made for management of the Company for the three month period ended June 30, 2004 since the officers of the Company waived any management fees payable by the Company. No charge has been made for rent, since the cost would be minimal. The Company expects to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since the Company became inoperative in 1988, its management has been seeking an appropriate acquisition candidate to acquire.

Following the end of the June 30, 2004, fiscal quarter, the Company raised $40,000 in sales of its common stock to four accredited investors and increased its liquidity and capital resources by that amount. The Company has no plans for the use of the additional funds at the present time but is investigating possible business opportunities which, if pursued, may require management, legal, and accounting efforts.

Material Changes in Results of Operations

The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the business of an acquired company. It is anticipated that the Company will continue to incur losses in the near future.

Plan of Operations

Cogenco is not engaged in any business operations at the present time. Although management receives proposals for business opportunities from third parties and seeks out business opportunities with others, Cogenco has not actively pursued any such business opportunity in more than the past two years. The Company will continue reviewing opportunities in the oil and gas and biotechnology industries and in other industries as it becomes aware of appropriate opportunities. Because the Company may need a substantial amount of capital from third parties, there can be no assurance that the Company will be able to invest in other business opportunities.

As of this date, the Company has not identified any properties or companies to be acquired at the present time. Until business opportunities are identified and acquired, the Company's available cash (which has been enhanced by the July 2004 placement) is expected to satisfy its cash requirements during and beyond the fiscal year ending March 31, 2005.

Item 3: Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Principal Financial and Accounting Officer. Following this inspection, this officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and the Company's Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.



PART II Other Information

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

     (a)  Not applicable.

     (b)  Not applicable.

     (c) On July 29, 2004, we completed the sale of 400,000 shares of our restricted common stock to four investors: 165,000 shares to Ruedi Eidenbenz; 78,000 shares to Herald Janssen; and 57,000 shares to Andreas Kandziora and 100,000 shares to Robert A. Melnick. The four investors represented that they were accredited investors. Messrs. Eidenbenz, Janssen, and Kandziora are neither residents nor citizens of the United States. The following sets forth the information required by Item 701 in connection with that transaction:

          (i)  The transaction was completed July 29, 2004.

          (ii) There was no placement agent or underwriter for the transaction.

          (iii) The shares were sold for $.10 per share for a total price of $40,000 cash.

          (iv) We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction. In addition, the exemption from registration provided by Regulation S is available to the investors who are not U.S. Persons. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided the accredited investors with disclosure of all aspects of our business, including providing the accredited investors with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investors obtained all information regarding Cogenco that they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities for investment purposes.

          (v) The common stock issued in this transaction is not convertible or exchangeable. No warrants were issued in this transaction.

          (vi) We received $40,000 in cash from the issuance of the shares which will be used for working capital purposes.

     (d)  Not required.

     (e)  Not applicable.

Item 3. Defaults upon senior securities.

     Not applicable.

Item 4. Submission of matters to a vote of security holders.

     Not applicable.

Item 5. Other information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

     31.  Certification pursuant to Rule 13a-14(a).

     32.  Certification pursuant to 18 U.S.C. ss.1350.


B. Reports on Form 8-K

     Following the end of the quarter ended June 30, 2004, the Registrant filed a report on Form 8-K dated July 2, 2004 reporting matters under Item 5, reflecting that Robert A. Melnick had become a director and that Albert Brenman, a director had been appointed Secretary of the Company. It was also reported that on July 29, 2004, 400,000 shares of our restricted stock had been sold to accredited investors at $.10 per share for a total amount of $40,000 as described in Item 2, above.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004                   /s/ David W. Brenman
                                      ----------------------------------------
                                      David W. Brenman, President
                                      Principal Executive Officer,
                                      Principal Accounting Officer,
                                      Principal Financial Officer and Director