Form 10QSB
period 2004-09-20
COGENCO INTERNATIONAL INC
filed 2004-11-15
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of November 10, 2004 is 2,198,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Balance Sheet - March 31, 2004 and September 30, 2004 (unaudited)             3

Statement of Operations - For the Three Months Ended September 30, 2003
and 2004 (unaudited)                                                          4

Statement of Operations - For the Six Months Ended September 30, 2003 and
2004 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through September 30, 2004 (unaudited)                  5

Statement of Stockholders' Equity - For the Six Months Ended
September 30, 2004 (unaudited)                                                6

Statement of Cash Flows - For the Six Months Ended  September 30, 2003
and 2004 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through September 30, 2004 (unaudited)                  7

Notes to Unaudited Financial Statements                                       8

Item 2: Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                         9

Item 3: Controls and Procedures                                              10

PART II.  OTHER INFORMATION                                                  10
--------  -----------------

Signatures                                                                   12

Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906 Of the Sarbanes-Oxley Act of 2002


                                         COGENCO INTERNATIONAL INC.
                                          A Development Stage Company
                                                   BALANCE SHEET
                                      March 31, 2004 and September 30, 2004
                                                   (Unaudited)


                                                     Assets
                                                     ------

                                                                        March                September
                                                                        -----                ---------
Current asset:
      Cash, in interest bearing accounts                            $    29,512             $    47,314

Computer equipment, at cost, net of accumulated
      depreciation of $3,572                                               --                      --
                                                                    -----------             -----------

Total assets                                                        $    29,512             $    47,314
                                                                    ===========             ===========

                                     Liabilities and Stockholders' Equity
                                     ------------------------------------

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
      authorized, no shares issued and outstanding                         --                      --
Common stock, $.01 par value; 50,000,000 shares
      authorized, 1,788,756 and 2,188,756 shares issued and
      outstanding March and September, respectively                      17,888                  21,888
Additional paid-in capital                                            2,054,400               2,090,400
Accumulated deficit (including $695,513 deficit
      accumulated during the development stage at
      September 30, 2004)                                            (2,042,776)             (2,064,974)
                                                                    -----------             -----------

      Total stockholders' equity                                         29,512                  47,314
                                                                    -----------             -----------

      Total liabilities and stockholders' equity                    $    29,512             $    47,314
                                                                    ===========             ===========


                                                See accompanying notes.





                           COGENCO INTERNATIONAL INC.
                           A Development Stage Company
                             STATEMENT OF OPERATIONS

             For the Three Months Ended September 30, 2003 and 2004
                                   (Unaudited)


                                                       2003             2004
                                                       ----             ----

Revenues:
     Interest income                               $        24      $        21

Costs and expenses:
     Legal fees - related party (Note 3)
                                                         1,500            1,500
     Legal fees
                                                          --              5,135
     Consulting and travel expenses -
        related party                                     --               --
     Dry hole costs                                       --               --
     General and administration
                                                         1,376            2,954
     Storage expenses
                                                           243              297
     Depreciation                                         --               --
                                                   -----------      -----------

        Total costs and expenses                         3,119            9,886
                                                   -----------      -----------

           Net loss (Note 2)                       $    (3,095)     $    (9,865)
                                                   ===========      ===========

Basic and diluted loss per common share            $      --        $      --
                                                   ===========      ===========

Weighted average number of common
     shares outstanding                              1,788,756        2,006,147
                                                   ===========      ===========



                             See accompanying notes




                                      COGENCO INTERNATIONAL, INC.
                                      A Development Stage Company
                                        STATEMENT OF OPERATIONS
                            For the Six Months Ended September 30, 2003 and 2004
                   Cumulative Amounts from Inception of Development Stage (July 26, 1990)
                                        Through September 30, 2004
                                                 (Unaudited)


                                                                                                   Cumulative
                                                                                                  amounts from
                                                         2003                  2004                Inception
                                                         ----                  ----               -----------

Revenues:
      Interest income                               $        53            $        39            $    41,993

Costs and expenses:
      Legal fees - related party (Note 3)                 3,000                  3,000                193,770
      Legal fees                                           --                   10,475                 10,475

      Consulting and travel expenses -
               related party                               --                     --                  152,380

      Dry hole costs                                       --                     --                  123,086

      General and administration                          5,556                  8,465                251,766
      Storage expenses                                      486                    297                  2,457
      Depreciation                                         --                     --                    3,572
                                                    -----------            -----------            -----------


               Total costs and expenses                   9,042                 22,237                737,506
                                                    -----------            -----------            -----------

                        Net loss (Note 2)           $    (8,989)           $   (22,198)           $  (695,513)
                                                    ===========            ===========            ===========

Basic and diluted loss per common share             $      --              $      --              $     (0.47)
                                                    ===========            ===========            ===========

Weighted average number of common
      shares outstanding                              1,788,756              1,898,046              1,484,213
                                                    ===========            ===========            ===========


                                           See accompanying notes




                                                     COGENCO INTERNATIONAL, INC.
                                                     A Development Stage Company
                                                   STATEMENT OF STOCKHOLDERS' EQUITY
                                               For the Six Months Ended September 30, 2004
                                                               (Unaudited)




                                                Common stock                Additional                            Total
                                                ------------                 paid-in         Accumulated      stockholders'
                                           Shares            Amount          capital           deficit           equity
                                           ------            ------          -------           -------           ------


Balance at March 31, 2004                $ 1,788,756      $    17,888      $ 2,054,400       (2,042,776)      $    29,512

Sale of common stock in a private
placement                                    400,000            4,000      $    36,000                             40,000

Net loss for the six months ended
      September 30, 2004                        --               --               --            (22,198)          (22,198)
                                         -----------      -----------      -----------      -----------       -----------

Balance at September 30, 2004              2,188,756      $    21,888      $ 2,090,400      $(2,064,974)      $    47,314
                                         ===========      ===========      ===========      ===========       ===========





                                                           See accompanying notes




                                             COGENCO INTERNATIONAL, INC.
                                             A Development Stage Company
                                               STATEMENT OF CASH FLOWS
                                For the Six Months Ended September 30, 2003 and 2004 and
                       Cumulative Amounts from Inception of the Development Stage (July 26, 1990)
                                              Through September 30, 2004
                                                        (Unaudited)


                                                                    Six months Ended September 30,        Cumulative
                                                                    -----------------------------         amounts from
                                                                       2003               2004             Inception
                                                                       ----               ----             ---------
Cash flows from operating activities:
     Net loss                                                       $  (8,989)         $ (22,198)         $(695,513)
     Adjustment to reconcile net loss to net
               cash used in operating activities:
                        Depreciation expense
                                                                         --                 --                3,572
                        Consulting fees paid directly by
                                     common stock purchasers
                                                                         --                 --               50,000
                        Change in accounts payable                     (7,269)              --                4,997
                                                                    ---------          ---------          ---------



                        Net cash used in operations                   (16,258)           (22,198)          (636,944)

Cash flows from investing activities:
     Purchase of computer equipment
                                                                         --                 --               (3,572)
                                                                    ---------          ---------          ---------

                        Net cash used in investing activities            --                 --               (3,572)

Cash flows from financing activities:
     Proceeds from sale of common stock                                  --               40,000            687,800

     Short-term borrowings                                               --                 --              100,000

     Repayments of short-term borrowings                                 --                 --             (100,000)
                                                                    ---------          ---------          ---------

                        Net cash provided by financing
                                     activities                          --               40,000            687,800
                                                                    ---------          ---------          ---------

Net increase (decrease) in cash                                       (16,258)            17,802             47,284

Cash and cash equivalents at
     beginning of period                                               53,498             29,512                 30
                                                                    ---------          ---------          ---------

Cash and cash equivalents at
     end of period                                                  $  37,240          $  47,314          $  47,314
                                                                    =========          =========          =========



                                                    See accompanying notes.

                                                              7

                           COGENCO INTERNATIONAL INC.
                           A Development Stage Company
                     Notes to Unaudited Financial Statements
                               September 30, 2004

1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2004 and September 30, 2004, and the results of operations and cash flows for the periods ended September 30, 2003 and 2004.

2.   Income taxes
     ------------

     No provision for income taxes is required at March 31, 2004 and September 30, 2004 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 2004 and September 30, 2004, total deferred tax assets and valuation allowance are as follows:

                                                 March 31,         September 30,
                                                    2004               2004
                                                    ----               ----

     Deferred tax assets resulting from
      loss carryforward                          $ 241,000          $ 249,300
     Valuation allowance                          (241,000)          (249,300)
                                                 ---------          ---------
                                                 $    --            $    --
                                                 =========          =========

3.   Related party transactions
     --------------------------

     For the period from inception of the development stage to September 30, 2004, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the six months ended September 30, 2003, and 2004, and from inception of the development stage, the Company incurred legal costs of $3,000, $3,000, and $105,549, respectively, from two law firms in which a principal of each law firm is a relative of an officer and director of the Company.

4.   Subsequent Events
     -----------------

     Following the end of the September 30, 2004 fiscal quarter, the Company raised $100,000 from a sale of 10,000 shares of its common stock to one accredited investor.

     The Company used proceeds for payment to an unaffiliated company of a "stand still fee" by which the unaffiliated company will permit the Company to perform a due diligence investigation into the unaffiliated company's products and its business, and during which period the Company and the unaffiliated company will negotiate any definitive agreements. Upon the payment of the $100,000, neither the Company nor the unaffiliated company has any obligation other than an obligation to negotiate further agreements in good faith.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At September 30, 2004, we had working capital of $47,314 as compared to working capital of $29,512 on March 31, 2004. The increase is attributable primarily to $40,000 in proceeds from the sale of its common stock, offset in part by expenditures of funds for operations and financing activities during the six months ended September 30, 2004. During that period, we had an operating loss of $(22,198) which was caused principally by costs and expenses consisting of accounting fees of $4,595, legal fees of $13,475, and miscellaneous expenses of $4,167 with minimal offsetting interest income of $39. No charges have been made for any salary or other compensation payable to our president for the six month period ended September 30, 2004 since he has waived any compensation. No charge has been made for rent, since the cost would be minimal. We expect to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since we became inoperative in 1988, management has been seeking an appropriate acquisition candidate to acquire.

Following the quarter, we raised and expended an additional $100,000. We issued 10,000 shares for the amount raised, and expended it to secure the right to negotiate a business opportunity with an unaffiliated private company.

Material Changes in Results of Operations

We are not operating in any business at this time but we are continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the business of an acquired company. It is anticipated that we will continue to incur losses in the near future.

Plan of Operations

We are not engaged in any business operations at the present time. Although management receives proposals for business opportunities from third parties and seeks out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years until our recent expenditure of $100,000 in connection with an exclusive right of negotiation. We will continue reviewing opportunities in the oil and gas and biotechnology industries and in other industries as it becomes aware of appropriate opportunities. Because we will likely need a substantial amount of capital from third parties, there can be no assurance that we will be able to invest in other business opportunities.

During the current fiscal quarter, we expect to spend time and money negotiating a business opportunity with an unaffiliated private company to which we paid $100,000 on November 10, 2004. Neither we nor the private company have any obligations other than to engage in good faith negotiations for an agreement which, if completed, will entitle us to participate in certain research and development efforts with the private company.

If the negotiations with the private company are not successful, we will continue to review proposals as received from third parties. In any event, however, we do not have sufficient funds on hand to complete either the transaction with the private company as contemplated or to enter into business arrangements with any other third party. We cannot offer any assurance that we will be able to obtain the financing that we require.

Item 3. Controls and Procedures

As required by Rule 13a - 15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Principal Financial and Accounting Officer. Following this inspection, this officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and the Company's Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


PART II Other Information

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) On July 29, 2004, we completed the sale of 400,000 shares of our restricted common stock to four investors: 165,000 shares to Ruedi Eidenbenz; 78,000 shares to Herald Jassen; and 57,000 shares to Andres Kandziora and 100,000 shares to Robert A. Melnick. The four investors represented that they were accredited investors. Messrs. Eidenbenz, Jassen, and Kandziora are neither residents nor citizens of the United States. The following sets forth the information required by Item 701 in connection with that transaction:

          (i)  The transaction was completed July 29, 2004.

          (ii) There was no placement agent or underwriter for the transaction.

          (iii) The shares were sold for $.10 per share for a total price of $40,000 cash.

          (iv) We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction. In addition, the exemption from registration provided by Regulation S is available to the investors who are not U.S. Persons. We did not engage in any public advertising. We provided the accredited investors with disclosures of all aspects of our business, including providing the accredited investors with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investors obtained all information regarding the Company that they requested, received answers to all questions they posted, and otherwise understood the risks of accepting our securities for investment purposes.

          (v) The common stock issued in this transaction is not convertible or exchangeable. No warrants were issued in this transaction.

          (vi) We received $40,000 in cash from the issuance of the shares which will be used for working capital purposes.

          On November 10, 2004, we issued 10,000 shares of our common stock to a single, offshore, European accredited investor in exchange for its investment of $100,000. The following sets forth the information required by Item 701 in connection with that transaction:

          (i) The transaction was completed effective November 10, 2004. We issued 10,000 shares of our common stock to one offshore, European accredited investor.

          (ii) There was no placement agent or underwriter for the transaction. We paid a finder's fee of 7 1/2 % of the total amount raised to a Lichtenstein-based fund manager, MJM Asset Management Company Establishment. The fund manager paid or will pay one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-fifth of the fund manager's profits from making the investment in Cogenco.

          (iii) The total offering price was $100,000. No underwriting discounts or commissions were paid. We paid a finder's fee as described above.

          (iv) We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction, as well as Regulation D and Regulation S. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided the accredited investor with disclosure of all aspects of our business, including providing the accredited investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investor obtained all information regarding Cogenco it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes.

          (v) The common stock issued is not exercisable, exchangeable, or convertible. We have no registration obligation relating to the shares of common stock.

          (vi) We will use the proceeds for payment to an unaffiliated company of a "stand still fee" by which the unaffiliated company will permit Cogenco to perform a due diligence investigation into the company's products and its business, and during which period Cogenco and the Company will negotiate any definitive agreements. Upon the payment of the $100,000, neither Cogenco nor the unaffiliated party has any obligations other than an obligation to negotiate in good faith. Inasmuch as there are no binding agreements between Cogenco and the unaffiliated company, Cogenco has determined that this is not a material contract


     (b)  Not applicable.

     (c)  Not applicable.


Item 3. Defaults upon senior securities.

     Not applicable.

Item 4. Submission of matters to a vote of security holders.

     Not applicable.

Item 5. Other information.

     Not applicable.

Item 6. Exhibits

A. Exhibits

         31. Certification pursuant to Rule 13a - 14(a).

         32. Certification pursuant to 18 U.S.C. ss.1350.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2004                  /s/ David W. Brenman
                                        ----------------------------------------
                                        David W. Brenman, President
                                        Principal Executive Officer,
                                        Principal Accounting Officer,
                                        Principal Financial Officer and Director