Form 10QSB
period 2004-12-31
COGENCO INTERNATIONAL INC
filed 2005-02-14
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2004

                                       OR
--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    -----------------

Commission file number:   2 - 87052 - D
                          -------------

                           Cogenco International, Inc.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Colorado                                               84-0914754
 ------------------------------                            --------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification Number)

               4085 South Dexter Street, Englewood, Colorado 80113
               ---------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (303) 758-1357
                          -----------------------------
                         (Registrant's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of February 10, 2005 is 2,208,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

     PART I. FINANCIAL INFORMATION
     -----------------------------

     Balance Sheet - March 31, 2004 and December 31, 2004 (unaudited)          3

     Statement of Operations - For the Three Months Ended
     December 31, 2003 and 2004 (unaudited)                                    4

     Statement of Operations - For the Nine Months Ended
     December 31, 2003 and 2004 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) through December 31, 2004
     (unaudited)                                                               5

     Statement of Stockholders' Equity - For the Nine Months Ended
     December 31, 2004 (unaudited)                                             6

     Statement of Cash Flows - For the Nine Months Ended
     December 31, 2003 and 2004 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) through December 31, 2004
     (unaudited)                                                               7

     Notes to Unaudited Financial Statements                                   8

     Item 2: Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                10

     Item 3: Controls and Procedures                                          11

     PART II.     OTHER INFORMATION
     --------     -----------------

     Signatures                                                               13

     Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906 Of the Sarbanes-Oxley Act of 2002



                               COGENCO INTERNATIONAL, INC.
                              (A Development Stage Company)
                                      BALANCE SHEET
                          March 31, 2004 and December 31, 2004
                                       (Unaudited)



                                         ASSETS
                                         ------


                                                               March         December
                                                            -----------    -----------
Current asset:
    Cash, in interest bearing accounts                      $    29,512    $   110,414

Computer equipment, at cost, net of accumulated
    depreciation of $3,572                                         --             --

Contract payment (Note 5)                                          --          100,000
                                                            -----------    -----------

Total assets                                                $    29,512    $   210,414
                                                            ===========    ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding            $      --      $      --
Common stock, $.01 par value; 50,000,000 shares
    authorized, 1,788,756 and 2,208,756 shares issued and
    outstanding March and December, respectively                 17,888         22,088
Additional paid-in capital                                    2,054,400      2,275,200

Accumulated deficit (including $717,413 deficit
    accumulated during the development stage at
    December 31, 2004)                                       (2,042,776)    (2,086,874)
                                                            -----------    -----------

    Total stockholders' equity                                   29,512        210,414
                                                            -----------    -----------

    Total liabilities and stockholders' equity              $    29,512    $   210,414
                                                            ===========    ===========

                                  See accompanying notes

                                            3

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
              For the Three Months Ended December 31, 2003 and 2004
                                  (Unaudited)


                                                         2003           2004
                                                         ----           ----
Revenues:
    Interest income                                  $        23    $        55

Costs and expenses:
    Legal fees - related party (Note 3)                    1,500          1,500
    Legal fees                                              --            9,324
    Consulting and travel expenses                          --            6,695
    General and administration                             2,423          4,274
    Storage expenses                                         162            162
                                                     -----------    -----------
      Total costs and expenses                             4,085         21,955
                                                     -----------    -----------
        Net loss (Note 2)                            $    (4,062)   $   (21,900)
                                                     ===========    ===========
Basic and diluted loss per common share                        *    $     (0.01)
                                                     ===========    ===========
Weighted average number of common
    shares outstanding                                 1,788,756      2,198,539
                                                     ===========    ===========



* Less than $.01 per share


                             See accompanying notes



                             COGENCO INTERNATIONAL, INC.
                            (A Development Stage Company)
     For the Nine Months Ended December 31, 2003 and 2004 and Cumulative Amounts
   from Inception of the Development Stage (July 26, 1990) Through December 31, 2004
                                     (Unaudited)



                                                                          Cumulative
                                                                         amounts from
                                              2003           2004         Inception
                                              ----           ----         ---------
Revenues:
    Interest income                       $        76    $        94    $    42,048
Costs and expenses:
    Legal fees - related party (Note 3)         4,500          4,500        195,270
    Legal fees                                   --           19,799         19,799
    Consulting and travel expenses               --            6,695          6,695
    Consulting and travel expenses -
      related party                              --             --          152,380
    Dry hole costs                               --             --          123,086
    General and administration                  7,979         12,739        256,040
    Storage expenses                              648            459          2,619
    Depreciation                                 --             --            3,572
                                          -----------    -----------    -----------
      Total costs and expenses                 13,127         44,192        759,461
                                          -----------    -----------    -----------
        Net loss (Note 2)                 $   (13,051)   $   (44,098)   $  (717,413)
                                          ===========    ===========    ===========
Basic and diluted loss per common share   $     (0.01)   $     (0.02)   $     (0.48)
                                          ===========    ===========    ===========
Weighted average number of common
    shares outstanding                      1,788,756      1,998,574      1,496,679
                                          ===========    ===========    ===========


                               See accompanying notes

                                         5



                                             COGENCO INTERNATIONAL, INC.
                                            (A Development Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                     For the Nine Months Ended December 31, 2004
                                                    (Unaudited)



                                                      Common stock          Additional                     Total
                                               -------------------------     paid-in     Accumulated   stockholders'
                                                 Shares        Amount        capital       deficit        equity
                                               -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2004                        1,788,756   $    17,888   $ 2,054,400   $(2,042,776)   $    29,512

 Sale of common stock in a private placement       420,000         4,200       220,800          --          225,000

 Net loss for the nine months ended
      December 31, 2004                               --            --            --         (44,098)       (44,098)
                                               -----------   -----------   -----------   -----------    -----------

 Balance at December 31, 2004                    2,208,756   $    22,088   $ 2,275,200   $(2,086,874)   $   210,414
                                               ===========   ===========   ===========   ===========    ===========


                                               See accompanying notes

                                                         6



                             COGENCO INTERNATIONAL, INC.
                            (A Development Stage Company)
                               STATEMENT OF CASH FLOWS
     For the Nine Months Ended December 31, 2003 and 2004 and Cumulative Amounts
   from Inception of the Development Stage (July 26, 1990) Through December 31, 2004
                                     (Unaudited)



                                                   Nine months Ended      Cumulative
                                                      December 31,       amounts from
                                                   2003         2004      Inception
                                                   ----         ----      ---------
Cash flows from operating activities:
    Net loss                                    $ (13,051)   $ (44,098)   $(717,413)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Depreciation expense                         --           --          3,572
        Consulting fees paid directly by
          common stock purchasers                    --           --         50,000
        Change in accounts payable                 (7,269)        --          4,997
                                                ---------    ---------    ---------
        Net cash used in operations               (20,320)     (44,098)    (658,844)
Cash flows from investing activities:
    Contract payment                                 --       (100,000)    (100,000)
    Purchase of computer equipment                   --           --         (3,572)
                                                ---------    ---------    ---------
        Net cash used in investing activities        --       (100,000)    (103,572)
Cash flows from financing activities:
    Proceeds from sale of common stock               --        225,000      872,800
    Short-term borrowings                            --           --        100,000
    Repayments of short-term borrowings              --           --       (100,000)
                                                ---------    ---------    ---------

        Net cash provided by financing
          activities                                 --        225,000      872,800
                                                ---------    ---------    ---------

Net increase (decrease) in cash                   (20,320)      80,902      110,384
Cash and cash equivalents at
    beginning of period                            53,498       29,512           30
                                                ---------    ---------    ---------
Cash and cash equivalents at
    end of period                               $  33,178    $ 110,414    $ 110,414
                                                =========    =========    =========


                               See accompanying notes

                                         7

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2004


1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2004 and December 31, 2004, and the results of operations and cash flows for the periods ended December 31, 2003 and 2004.

2.   Income taxes

     No provision for income taxes is required at March 31, 2004 and December 31, 2004 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 2004 and December 31, 2004, total deferred tax assets and valuation allowance are as follows:

          Deferred tax assets resulting from loss
           carryforward                              $ 241,000      $ 257,000
          Valuation allowance                         (241,000)      (257,000)
                                                     ---------      ---------
                                                     $    --        $    --
                                                     =========      =========


3.   Related party transactions
     --------------------------

     For the period of inception of the development stage to December 31, 2004, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the nine months ended December 31, 2003, and 2004, and from inception of the development stage, the Company incurred legal costs of $4,500, $4,500, and $107,049, respectively, from two law firms in which a principal of each law firm is a relative of an officer and director of the Company.

     In November 2004 Cogenco's Board of Directors approved an employment agreement with its president, David W. Brenman. The material terms of the employment agreement are as follows:

          o    Annual salary shall be $150,000;

          o    Employment is for a 5 year term;

          o    The employee is subject to
               Confidentiality/non-competition/protection of trade secrets/non-solicitation provisions;

          o The employment agreement provides for premature termination in certain circumstances; and

          o The employee has certain rights in the event of a change of control of Cogenco including a two year extension of his employment term and a requirement that his full salary

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2004


3.   Related party transactions (continued)
     --------------------------------------

               (through the term of the agreement) be paid to him within 30 days of such change of control. Change of control can also constitute a basis on which the employee can terminate the agreement prematurely.

     The Employment Agreement will commence when Cogenco has entered into a co-development agreement with DMI or a merger or other business combination. The employment agreement does not prohibit Mr. D. Brenman from receiving compensation from MJM Asset Management Company Establishment "MJM" . The employment agreement was approved by the remaining members of the Cogenco board of directors, including Mr. D. Brenman's father and his brother-in-law.

     Cogenco has raised $200,000 from offshore private placements using a Liechtenstein-based fund manager, MJM as a finder. MJM and Cogenco have entered into a Finder's Agreement containing the following terms: Cogenco agrees to engage MJM on a non-exclusive basis; Cogenco shall pay MJM a finder's fee of 7 1/2% of the funds raised from MJM's European clients; each party shall be entitled to indemnification under certain circumstances; and Cogenco shall reimburse MJM for related expenses. As a result, Cogenco has paid MJM $15,000. The fund manager paid one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-fifth of the fund manager's profits from making the investment in Cogenco. MJM is owned and operated by Harold Janssen, who, through International Penta Financial Services A.G., is a shareholder of Cogenco and has had prior personal relationships with Mr. Brenman.

4.   Stockholders' equity
     --------------------

     On November 10, 2004, we issued 10,000 shares of our common stock to a single, offshore, European accredited investor in exchange for its investment of $100,000. On November 22, 2004, we issued an additional 10,000 shares of our common stock to a single, offshore, European accredited investor in exchange for its investment of $100,000.

5.   Contract payment
     ----------------

     In August 2004, Cogenco entered into a letter agreement with DMI Biosciences, Inc. for an agreement by which Cogenco would participate in the development of a drug for the treatment of asthma in humans. The parties modified this agreement in November 2004 and, pursuant to the modification, Cogenco paid DMI $100,000 and entered into a co-development agreement with DMI. Under the terms of the agreements, as amended, Cogenco must pay DMI $3,000,000 by February 22, 2005 or it will forfeit the $100,000 payment made. If Cogenco pays DMI the full $3,000,000 it will have the right to participate in revenues from sales of the asthma products. The letter agreement also provides that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). If the business combination does not occur by June 1, 2005, the $3,000,000 investment will be automatically converted into 1,000,000 shares of DMI common stock.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Material Changes in Financial Condition

     At December 31, 2004, we had working capital of $110,414 as compared to working capital of $29,512 on March 31, 2004. The increase is attributable primarily to $225,000 in net proceeds from the sale of its common stock, offset in part by expenditures of funds for payment to an unaffiliated company of a "stand still fee" by which the unaffiliated company will permit Cogenco to perform a due diligence investigation into the company's products and its business, and during which period Cogenco and the Company will negotiate any definitive agreements; for operations; and financing activities during the nine months ended December 31, 2004. During that period, we had an operating loss of $(44,098) which was caused principally by costs and expenses consisting of accounting fees of $5,985, legal fees of $24,299, and miscellaneous expenses of $13,908 with minimal offsetting interest income of $94. No charges have been made for any salary or other compensation payable to our president for the nine month period ended December 31, 2004 since our officers have waived any compensation. No charge has been made for rent, since the cost would be minimal. We expect to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since we became inoperative in 1988, management has been seeking an appropriate acquisition candidate to acquire.

     During the quarter, we raised an additional $200,000 ( a net of $185,000 after payment of a finder's fee to an offshore entity). We issued 20,000 shares for the amount raised, and expended $100,000 of the proceeds to secure the right to negotiate a business opportunity with an unaffiliated private company.

     Material Changes in Results of Operations

     The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the business of an acquired company. It is anticipated that the Company will continue to incur losses in the near future.

     Plan of Operations

     We are not engaged in any business operations at the present time. Although management receives proposals for business opportunities from third parties and seeks out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years until our recent expenditure of $100,000 in connection with an exclusive right of negotiation. We will continue reviewing opportunities in the oil and gas and biotechnology industries and in other industries as we become aware of appropriate opportunities. Because we will likely need a substantial amount of capital from third parties, there can be no assurance that we will be able to invest in other business opportunities.

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

     Item 3. Controls and Procedures

     As required by Rule 13a - 15 under the Securities Exchange Act of 1934, within the 90 days prior to the filling date of this report, we carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Principal Financial and Accounting Officer. Following this inspection, this officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosures controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and the Company's Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


     PART II      Other Information

     Item 1. Legal Proceedings.

         Not applicable.

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

               On November 22, 2004, we issued shares of our common stock to a single, offshore, European accredited investor in exchange for its investment of $100,000. The following sets forth the information required by Item 701 in connection with this transaction:

               (i) The transaction was completed effective November 22, 2004. We issued a total of 10,000 shares of our common stock to an offshore, European accredited investor.

               (ii) There was no placement agent or underwriter for the
                    transactions. We paid a finder's fee of 7 1/2 % of the total amount raised to a Lichtenstein-based fund manager, MJM Asset Management Company Establishment. The fund manager paid one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-fifth of the fund manager's profits from making the investment in Cogenco.

              (iii) The total offering price was $100,000. No underwriting discounts or commissions were paid. We paid a finder's fee as described above.

               (iv) We relied on the exemption from registration provided by
                    Sections 4(2) and 4(6) under the Securities Act of 1933 for these transactions, as well as Regulation D and Regulation
                    S. We did not engage in any public advertising or general solicitation in connection with these transactions. We provided the accredited investors with disclosure of all aspects of our business, including providing the accredited investors with our reports filed with the Securities and Exchange Commission, our press releases, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investors obtained all information regarding Cogenco they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities for investment purposes.

               (v) The common stock issued is not exercisable, exchangeable, or convertible. We have no registration obligation relating to the shares of common stock.

               (vi) We intend to use the net proceeds for working capital purposes.

       (a) Not applicable.

       (b) Not applicable.


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

Date: February 10, 2005                     /s/  David W. Brenman
                                            -----------------------------------
                                                 David W. Brenman, President
                                                 Principal Executive Officer,
                                                 Principal Accounting Officer,
                                                 Principal Financial Officer
                                                 and Director