Form 10KSB
period 2005-03-31
COGENCO INTERNATIONAL INC
filed 2005-06-24
CIK 730729

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: March 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ____________

                        Commission file number: 2-87052-D

                           COGENCO INTERNATIONAL, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

           Colorado                                           84-0914754
      ------------------                                  ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                            4085 South Dexter Street
                            Englewood, Colorado 80113
                            -------------------------
               (Address of principal executive offices) (Zip Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for its most recent fiscal year: $156.

     Aggregate market value of voting stock held by non-affiliates as of May 31, 2005: $ -0-. There is currently no trading market for the Registrant's securities.

     Number of shares of Common Stock, $.0l par value, outstanding as of May 31, 2005: 2,408,756.

     Documents incorporated by reference: None.

                           COGENCO INTERNATIONAL, INC.

                                   FORM 10-KSB

                                     PART I

Statements that we make in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions in the federal securities laws and judicial interpretations thereof. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important facts beyond the control of Cogenco that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item l. Description of Business.
--------------------------------

(a)  Business Development.

     Cogenco International, Inc. was organized under the laws of the State of Colorado on June 27, 1983, for the purpose of engaging in the cogeneration business, which is the simultaneous production of power, either mechanical or electrical, and useful thermal energy, such as steam, so that the waste heat which is a by-product of one process becomes the energy source for the other. Cogenco commenced active business operations after it completed its initial public offering of securities in February 1985, pursuant to which Cogenco realized total net proceeds of approximately $1,000,000.

     Cogenco was not successful in the cogeneration business, although it completed one cogeneration facility in Arvada, Colorado, and investigated numerous other cogeneration project opportunities. Cogenco eventually depleted its financial resources and was not able to secure additional capital to continue active business operations. Cogenco ceased active business operations in early 1988. Cogenco has been attempting to locate a business opportunity since that time, has maintained itself as a validly existing Colorado corporation, and has continued to make filings required under the Securities Exchange Act of 1934. Cogenco has not received any significant revenues or engaged in any business operations for more than the past five years.

     During our 2005 fiscal year, we entered into a letter of intent and then an agreement with DMI BioSciences, Inc. ("DMI") by which we would participate in the development of a drug for the treatment of asthma in humans. The letter of intent also provides that the parties will attempt to negotiate a business combination between DMI and Cogenco. This agreement is described in more detail, below.

     During our 2005 fiscal year, we also raised $240,000 in equity financing from accredited investors. These funds have allowed us to make the first ($100,000) payment to DMI and to continue to finance our general and administrative and other expenses.

     We do not have any subsidiary or investee corporations. The address of our principal executive offices and our telephone and facsimile numbers at that address are:

                  Cogenco International, Inc.
                  4085 South Dexter Street
                  Englewood, CO 80113
                  Telephone No.: (303) 758-1357
                  Facsimile No.: (303) 759-3553

(b)  Business of Issuer.

     General Information. Since the time Cogenco ceased active business operations in 1988, we have been actively seeking potential business opportunities. Although we have had discussions with several potential candidates, these discussions have not resulted in any agreements or business combinations except as described below under "DMI BioSciences."

     We believe that there are many companies in our position which are seeking business opportunities. In an effort to meet the competition, we have maintained Cogenco's status as a corporation in good standing under Colorado law and we have further filed all required reports with the Securities and Exchange Commission. We will need a significant amount of additional financing should it identify and complete a business acquisition. To the extent that Cogenco does become involved in business, Cogenco will compete with others in that industry and may be subject to a significant amount of government regulation. The nature of the competition and the amount of regulation will depend on the industry in which Cogenco becomes engaged. We have no patents, patent applications, or other material interest in intellectual property. We do not produce any products or offer any services, and therefore Cogenco is not dependent on any material customer relationships. Since we do not own any real property or engage in any business operations, environmental compliance is not material.

     Cogenco's President, Mr. David Brenman, is the only person who is actively involved in day to day operations of Cogenco. We anticipate that additional employees and/or consultants will be retained as may be necessary to operate Cogenco in the future, whether in connection with a business combination or otherwise. We believe that our current arrangement is adequate to meet our needs during our current process of pursuing business opportunities.

     DMI BioSciences. In August 2004, we entered into a letter agreement with DMI of Englewood, Colorado, for an agreement by which Cogenco would participate in the development of a drug for the treatment of asthma in humans.

     DMI is a privately held biotechnology company engaged in the commercial application of proteomics to discover, develop, and commercialize small-molecule and peptide-based drugs and diagnostics for acute and chronic inflammation in immunologic, vascular, and central nervous system diseases that affect millions of individuals whose needs are currently unmet or underserved. DMI's research efforts focus on the role of proteins and peptides in key pathways of acute and chronic inflammation and involve identifying and elucidating the function of proteins and peptides affecting the inflammatory component of diseases such as acute coronary syndromes, multiple sclerosis, Alzheimer's disease, asthma and cancer. DMI's principal objective is to develop new, proprietary therapeutic products that treat inflammatory processes at their root causes rather than treating only their symptoms. Using a variety of technologies, DMI has isolated compounds based on naturally occurring proteins and peptides implicated in inflammatory diseases, and has obtained a number of patents and filed various patent applications. Screening these compounds has resulted in a robust pipeline of product candidates that DMI expects to develop in collaboration with partners or on its own.

     DMI's pipeline of potential products includes drug candidates targeting multiple sclerosis, pulmonary fibrosis, and Alzheimer's disease, drug candidates targeting inflammatory diseases such as asthma, compounds directed at anti-angiogenic cancer therapy, and biomarkers for ischemia/reperfusion injury, placental ischemia, and acute myocardial infarction. Significant product development operations occur in the United Kingdom. Seven of DMI's eight employees are engaged in research and development. Three of DMI's employees hold a Ph.D or M.D. degree.

     DMI's principal place of business is 3601 South Clarkson Street, Suite 420, Englewood, Colorado 80113-3948, telephone 303-798-1929; fax: 303-789-0510. DMI's website is www.dmibio.com. DMI is a private company and does not file reports under the Securities Exchange Act of 1934. DMI and Congenco modified our agreements in November 2004 and February 2005 and, pursuant to the modifications, Cogenco paid DMI $100,000 as a "stand-still" fee, and entered into a co-development agreement (the "CODA") with DMI. In March 2005, the parties further modified their agreements, effective as of February 22, 2005.

     Under the terms of the agreements, as amended, Cogenco must pay DMI $3,250,000 by September 30, 2005. The amount includes a non-refundable $2,500,000 access payment and a non-refundable fee of $650,000. If Cogenco pays DMI the full $3,250,000 it will have the right to participate in revenues from sales of the asthma products. The $100,000 paid to DMI in November 2004 and the $1,500,000 paid to DMI in May 2005 are partial payments toward the obligation. To complete its obligation, Cogenco must pay an additional $1,650,000 to DMI by not later than September 30, 2005. At the present time, Cogenco does not have sufficient funds to make this additional investment and cannot offer any assurance that adequate funding will be available when needed or that, if available, it will be available on commercially-reasonable terms.

     Under the CODA, DMI and Cogenco agreed to screen specific chemical compounds ("Compounds") for the treatment of asthma in humans, and to perform research and development on these Compounds with the goal of commercializing any resulting products. Under the CODA, DMI's responsibilities relate primarily to research and development and developing products for commercialization; Cogenco's primary responsibility is to provide the necessary funding:

     $3,250,000 (of which we have paid $1,600,000) due not later than September 30, 2005;

     Funding of research and development activities pursuant to a mutually agreed upon budget;

     $1,000,000 not later than five days after we commence phase 1 clinical trials of a product;

     $2,500,000 not later than five days after we commence phase 2 or phase 2a clinical trials of a product;

     $5,000,000 not later than five days after DMI files a new drug application for a product in a "Major Market Country" as defined in the CODA;

     $10,000,000 not later than five days after regulatory approval of a product in a Major Market Country.

     If there are any profits on sales of the product or license fees (which we cannot assure), we will share the profits equally with DMI. Even though the research and development will be accomplished primarily with funds provided by Cogenco, the CODA provides that DMI will retain ownership of the intellectual property relating to the Compounds and any products developed. As is indicated above, our rights to participate in the CODA depend on our ability to meet our financial obligations. At the present time we do not have the ability to meet our financial obligations and we cannot offer any assurance that we will be able to do so.

     The August 2004 letter agreement (as amended) also provides that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). If the business combination does not occur by December 31, 2005, the $3,250,000 investment (when and if paid) will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI. If Cogenco has paid less than the required $3,250,000, the amount paid will convert to a lesser number of shares. The parties have not achieved any agreement with respect to a business transaction and are not likely to negotiate any such agreement until (if ever) Cogenco becomes adequately funded.

     Risks of Regulatory Approval for Pharmaceuticals. We must comply with extensive government regulations in order to obtain and maintain marketing approval for DMI's products in the United States and abroad. DMI must obtain regulatory approvals for its ongoing development activities and before marketing or selling any product. DMI may not receive regulatory approvals to conduct clinical trials of its products or to manufacture or market its products. In particular, DMI may not receive regulatory approval from the FDA or any other regulatory authority to market DMI-7958, DMI's most advanced drug candidate. In addition, regulatory agencies may not grant such approvals on a timely basis or may revoke previously granted approvals.

     The process of obtaining FDA and other required regulatory approvals, including approvals in other countries, is lengthy and expensive. The time required for FDA and other clearances or approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. Any delay in obtaining or failure to obtain required clearance or approvals could materially adversely affect DMI's ability to generate revenues from the affected product. DMI has only limited experience in filing and prosecuting applications necessary to gain regulatory approvals.

     Certain of the products that are likely to result from DMI's research and development programs may be based on new technologies and new therapeutic approaches that have not been extensively tested in humans. One example of such a technology is protein therapy. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, DMI may experience a longer regulatory process in connection with any products that it develops based on these new technologies or new therapeutic approaches.

     DMI's analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any regulatory approval to market a product may be subject to limitations on the indicated uses for which DMI may market the product. These limitations may limit the size of the market for the product.

     DMI is also subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and the manufacturing and marketing of its future products. The approval procedure varies among countries. The time required to obtain foreign approvals often differs from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries.

     All of these regulatory risks also are applicable to development, manufacturing and marketing undertaken by DMI's strategic partners or other collaborators.

     DMI's product candidates will be subject to extensive and rigorous domestic and foreign government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products. If DMI's product candidates are marketed outside the United States, they will also be subject to similar extensive regulation by foreign governments. We must provide the FDA and foreign regulatory authorities, if applicable, with clinical data that appropriately demonstrate the product candidate's safety and efficacy in humans before they can be approved for the targeted indications. We cannot predict whether regulatory approval will be obtained for any product candidate that DMI is developing or plans to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, and novelty of the product, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. In addition, we may encounter delays or rejections based upon additional governmental regulation resulting from future legislative or administrative action or changes in FDA policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approvals may:

     - adversely affect the commercialization of any product candidates that DMI develops;

     - diminish any competitive advantages that such product candidates may have or attain; and

     - adversely affect revenues or receipt of royalties from the sale of the asthma product.

     Furthermore, any required regulatory approvals, if granted, may be withdrawn. If we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we may be subject to restrictions, including:

     -    delays in clinical trials or commercialization;

     - refusal by the FDA to review pending applications or supplements to approved applications;

     -    product recalls or seizures;

     -    suspension of manufacturing;

     -    withdrawals of previously approved marketing applications; and

     -    fines, civil penalties, and criminal prosecutions.

     The ability to market a product outside of the United States is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. Foreign regulatory approval processes typically involve similar risks to those associated with obtaining FDA approval and may include additional risks. In addition, the requirements governing conduct of clinical trials and marketing authorizations, and the time required to obtain requisite approvals, may vary widely from country to country and differ from that required for FDA approval.

     Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. Under the decentralized procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. The mutual recognition process results in separate national marketing authorizations in the reference member state and each concerned member state. The chosen regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. In addition, these approvals, if obtained, may take longer than anticipated. We cannot assure you that any of our product candidates will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized.

     Even if a product candidate receives regulatory approval, the approval is typically limited to specific clinical indications. Further, even after regulatory approval is obtained, subsequent discovery of previously unknown problems with a product may result in restrictions on its use or even complete withdrawal of the product from the market. Any FDA-approved products manufactured or distributed by us are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse events or experiences. Further, drug manufacturers and their subcontractors are required to register their establishments with the FDA and state agencies, and are subject to periodic inspections by the FDA and state agencies for compliance with current Good Manufacturing Processes ("cGMP"), which impose rigorous procedural and documentation requirements upon us and our contract manufacturers. We cannot be certain that we, or our present or future contract manufacturers or suppliers, will be able to comply with cGMP regulations and other FDA regulatory requirements. Failure to comply with these requirements may result in, among other things, total or partial suspension of production activities, failure of the FDA to grant approval for marketing, and withdrawal, suspension, or revocation of marketing approvals.

     If the FDA approves one or more of DMI's product candidates, DMI and their contract manufacturers must provide certain updated safety and efficacy information. Product changes, as well as certain changes in the manufacturing process or facilities where the manufacturing occurs or other post-approval changes may necessitate additional FDA review and approval. The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and Federal Trade Commission ("FTC") requirements which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing DMI to correct deviations from regulatory standards and enforcement actions that can include seizures, fines, injunctions and criminal prosecution.

     The manufacturer of products for which DMI obtains marketing approval and the manufacturing facilities used to make such products will be subject to continual review and periodic inspections by the FDA. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

     If DMI fails to comply with applicable regulatory requirements, it may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecutions.

     The FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our product candidates. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations that could have a material adverse effect on our business.

     Risks Associated with DMI's Intellectual Property. Cogenco owns no intellectual property. To the extent that we become involved with DMI pursuant to the co-development agreement or otherwise, we may indirectly benefit from or have an interest in intellectual property owned by, or being developed by, DMI.

     DMI has advised us that it generally seeks United States and foreign patent protection for the protein, peptide, and small-molecule drugs that it discovers, as well as therapeutic and diagnostic products and processes, and other inventions. DMI also has advised us that it seeks patent protection or relies upon trade secret rights to protect certain other technologies which may be used to discover and characterize proteins, peptides and small-molecules and which may be used to develop novel therapeutic and diagnostic products and processes.

     However, the patent positions of companies like DMI involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with any certainty. DMI's issued patents, those licensed to DMI, and those that may be issued to DMI in the future may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide DMI with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, DMI's competitors may independently develop similar technologies or duplicate any technology developed by DMI. Because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any of DMI's product candidates can be approved for sale and commercialized, DMI's relevant patent rights may expire or remain in force for only a short period following commercialization. Expiration of patents DMI owns or licenses could adversely affect our ability to protect future product development and, consequently, our operating results and financial position.

     DMI will be able to protect its proprietary intellectual property rights from unauthorized use by third parties only to the extent that their proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biopharmaceutical companies involves complete legal and factual questions, and, therefore, we cannot predict with certainty whether DMI will be able to ultimately enforce its patents or proprietary rights. Any patents that DMI owns or licenses may be challenged, invalidated, or circumvented and may not provide us with the protection against competitors. The laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Accordingly, DMI may be forced to engage in costly and time consuming litigation in order to protect their intellectual property rights.

     DMI's pending patent applications, or those it may file or license from third parties in the future, may not result in patents being issued. Until a patent is issued, the claims covered by the patent may be narrowed or removed entirely and therefore DMI may not obtain adequate patent protection. As a result, DMI may face unanticipated competition, or conclude that without patent rights the risk of bringing product candidates to the market is too great, thus adversely affecting their operating results and our profitability.

     Patent expiration could adversely affect DMI's ability to protect future product development and, consequently, DMI's operating results and financial position. Because of the extensive time required for the development, testing, and regulatory review of a product candidate, it is possible that before any of DMI's product candidates can be approved for sale and commercialized, their relevant patent rights may expire or remain in force for only a short period following commercialization.

     In addition to patents, DMI advises us that it relies on trade secrets and proprietary know-how. DMI seeks protection, in part, through confidentiality and nondisclosure agreements. These agreements may not provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information. Failure to protect DMI's trade secrets and proprietary know-how could seriously impair DMI's competitive position and harm their business. DMI may become involved in costly litigation in order to enforce trade secrets or know-how that DMI owns or licenses.

     DMI's commercial success depends in part on their ability to operate without infringing the patents and other proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property claims, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complete legal and factual questions. As a result, such proceedings are lengthy, costly and time-consuming and their outcome is uncertain. DMI may become involved in litigation in order to determine the enforceability, scope and validity of the proprietary rights of others. If a third party claims that DMI is infringing on its intellectual property rights, DMI could incur significant litigation or licensing expenses, or be prevented from further developing or commercializing their products.

     While DMI has advised us that it believes it is aware of the scientific research that is being conducted in the areas in which DMI has focused its research and development efforts, patent applications in the United States are, in most cases, maintained in secrecy until the patent is issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patent applications relating to products similar to DMI's product candidates may have already been filed by others without their knowledge. In the event an infringement claim is brought against DMI, DMI may be required to pay substantial legal and other expenses to defend such a claim and, if they are unsuccessful in defending the claim, DMI may be prevented from pursuing related product development and commercialization and may be subject to damage awards.

     If DMI becomes involved in any patent litigation, interference or other administrative proceedings, they will incur substantial expense and the efforts of their technical and management personnel will be significantly diverted. A detrimental outcome of such litigation or proceedings may expose DMI to loss of their proprietary position or to significant liabilities, or require them to seek licenses that may not be available from third parties on commercially acceptable terms, if at all. DMI may be restricted or prevented from developing, manufacturing and selling their product candidates in the event of an adverse determination in a judicial or administrative proceeding or if they fail to obtain necessary licenses.

     DMI's current and future product candidates may be covered by third-party patents or other intellectual property rights, in which case DMI would need to obtain a license or sublicense to these rights in order to develop or commercialize them. Any required licenses may not be available to DMI on acceptable terms, if at all. If DMI does not obtain any required licenses or sublicenses, DMI could encounter delays in the development of the asthma product candidates or be prevented from manufacturing and commercializing our products. If it is determined that DMI has infringed on an issued patent, DMI could be compelled to pay significant damages, including punitive damages. In cases where DMI has licensed intellectual property, their failure to comply with the terms and conditions of such agreements could harm our business.

     The validity and permissible scope of patent claims in the pharmaceutical and biotechnology fields involve important unresolved legal principles. For example, there is significant uncertainty both in the United States and abroad regarding the scope of patent protection available for full-length proteins and partial protein sequences. Moreover, certain groups have made certain protein sequences available in publicly accessible databases. These and other disclosures may adversely affect DMI's ability to obtain patent protection for protein and peptide sequences claimed by DMI in patent applications filed subsequent to such disclosures. There is also some uncertainty as to whether human clinical data will be required for issuance of patents for human therapeutics. If such data is required, DMI's ability to obtain patent protection could be delayed or otherwise adversely affected.

     DMI's collaborators have certain rights to publish data and information in which DMI has rights. While DMI believes that the limitations on publication of data developed by its collaborators pursuant to its collaboration agreements will be sufficient to permit DMI to apply for patent protection, there is considerable pressure to publish discoveries. Such publication could affect DMI's ability to obtain patent protection for some inventions in which it may have an interest.

     If another party claims the same subject matter or subject matter overlapping with subject matter that DMI has claimed in a United States patent application or patent, DMI may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office in order to determine priority of invention. Loss of such an interference proceeding would deprive DMI of patent protection sought or previously obtained. Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable. Similarly, patents or applications that DMI has licensed could become the subject of interference proceedings in the United States Patent and Trademark Office, and loss of such an interference proceeding would deprive DMI of licensed rights under patent protection sought or previously obtained.

     In many foreign countries, other parties could oppose the issuance of DMI patents, and DMI may be required to participate in opposition proceedings in those countries in order to determine if DMI's inventions are patentable. Loss of such an opposition proceeding would deprive DMI of patent protection sought or previously obtained. Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable. Similarly, patent applications that DMI has licensed could become the subject of opposition proceedings in foreign countries, and loss of such opposition proceedings would deprive DMI of licensed patent rights.

     DMI may need to obtain rights under certain patents or applications in the United States and abroad related to DMI's proposed products, processes or technologies which are owned or controlled by third parties. Therefore, in some cases, in order to develop, manufacture, sell, or import certain of DMI's proposed products, processes or technologies, DMI or its strategic partners may choose to seek or be required to seek licenses under third party patents issued in the United States and abroad or those which might issue from United States and foreign patent applications. If licenses are not available to DMI on acceptable terms, DMI or its strategic partners may not be able to develop, manufacture, sell or import these products, processes or technologies.

     Risks of Competition in the Biotechnology Industry. The biotechnology industry is highly competitive and subject to rapid technological changes. As a result we may be unable to compete successfully or develop innovative products, which could harm our business.

     The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change as researchers learn more about diseases and develop new technologies and treatments. Significant competitive factors in our industry include, among others, product efficacy and safety; the quality and breadth of an organization's technology; the skill of an organization's employees and its ability to recruit and retain key employees; the timing and scope of regulatory approvals; the government reimbursement rates for and the average selling price of products; the availability of raw materials and qualified manufacturing capacity; manufacturing costs; intellectual property and patent rights and their protection; and sales and marketing capabilities. DMI's current and potential competitors generally include, among others, major multinational pharmaceutical companies, biotechnology firms, universities and other research institutions. Some of these companies and institutions, either alone or together with their collaborators, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborators, have significantly greater experience than DMI does in discovering, developing, manufacturing, and marketing products. As a result, we may face competitive disadvantages relative to these organizations should they develop or commercialize a competitive product. Therefore, we cannot assure you that any of our product candidates, if approved for sale, will compete successfully and that another organization will not succeed in developing and commercializing products that render our technology or product candidates non-competitive or obsolete.

     DMI faces, and will continue to face, intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions, for attracting investors and sites capable of conducting our clinical trials, and for licenses of proprietary technology. These competitors, either alone or with their collaborators, may succeed in developing technologies or products that are more effective, less expensive or easier to administer than DMI's. Accordingly, DMI's competitors may succeed in obtaining FDA or other regulatory approvals for their product candidates more rapidly than DMI can. Companies that complete clinical trials, obtain required regulatory approvals, and commercialize their drugs before DMI may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights, which could delay the ability of competitors to market certain products. We cannot assure you that product candidates resulting from DMI's research and development efforts, or from joint efforts with collaborators, will be able to compete successfully with DMI's competitors' existing products or products under development.

     DMI's management believes that the quality and breadth of DMI's technology platform, the skill of DMI's employees and DMI's ability to recruit and retain skilled employees, DMI's aggressive program of seeking patent protection for DMI's discoveries and DMI's capabilities for early stage research and drug discovery are competitive strengths. Many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates and greater capabilities than DMI in preclinical and clinical development, sales, marketing, manufacturing, and regulatory affairs.

     If DMI's future products do not gain meaningful acceptance in their intended markets, we are not likely to generate significant revenues or become profitable.

     Even if DMI successfully develops their product candidates and obtains the requisite regulatory approvals to sell them in the future, they may not gain market acceptance or utilization among physicians and patients and reimbursement and support from third-party payors. The degree of market acceptance for any product that we commercialize will depend on a number of factors, including:

     - the product's potential advantages over existing or alternative therapies;

     -    the actual or perceived safety of similar classes of products;

     - the effectiveness of our sales, marketing, and distribution capabilities; and

     -    the scope of the product label approved by the FDA.

     There can be no assurance that hospitals or physicians will choose to administer DMI's products to the entire intended market, if at all. If DMI's products do not achieve meaningful market acceptance or if the market for DMI's products proves to be smaller than anticipated, we are not likely to generate significant revenues or become profitable.

     Many of DMI's competitors are substantially larger and have substantially greater capital resources, research and development staffs, and facilities than DMI, even with the funds to be provided by Cogenco (assuming, without assurance, that Cogenco will be able to provide the required funds). Furthermore, many competitors are more experienced in drug discovery, development and commercialization, obtaining regulatory approvals, and product manufacturing and marketing. As a result, DMI's competitors may identify proteins associated with diseases or discover, develop, and commercialize products based on such proteins before DMI. In addition, competitors may discover, develop, and commercialize products which render non-competitive or obsolete the products that DMI or its strategic partners are seeking to develop and commercialize.

     Under the Orphan Drug Act, a sponsor of an application to the FDA may seek to obtain a seven-year period of marketing exclusivity for a drug intended to treat a rare disease or condition, which is defined as a disease or condition that occurs in fewer than 200,000 patients. In the event that a competitor receives orphan drug designation and obtains the FDA marketing exclusivity for a drug intended to treat the same rare disease or condition before DMI obtains such approval, DMI would not be permitted by the FDA to market its product in the United States for the same use during the exclusivity period. If DMI receives an orphan drug designation, it may be very expensive to assert its rights under the Orphan Drug Act. In addition, if DMI receives seven-year marketing exclusivity, the FDA may rescind the period of exclusivity under certain circumstances, including DMI's failure to assure a sufficient quantity of the drug.

     Risks of Product Liability. If we are to complete our co-development agreement with DMI or otherwise engage in the biotechnology industry, there is a risk that the products development may result in exposure to product liability claims. Such claims could materially and adversely affect Cogenco's and its business partners' working capital, shareholders' equity, and profitability. The manufacture and sale of any product for human consumption raises the risk of product liability claims if a customer has an adverse reaction after using the product. These claims may derive from the product itself or a contaminant found in the product from the manufacturing, packaging, or sales process. While these risks can be protected in part through product liability insurance, we do not have any such insurance at the present time and such insurance will not be available until, if ever, we have a product to market. Even then, we cannot offer any assurance that such insurance will be available at a reasonable price or with sufficient coverage. Furthermore, even if we are able to obtain product liability insurance, there will be a risk that insurance will not cover completely or would fail to cover a claim, in which case we may not have the financial resources to satisfy such claims, and the payment of claims would require us to use funds that are otherwise needed to conduct our business and make our products. If a product liability claim is successfully brought for uninsured liabilities or exceeding our insurance coverage, we could be forced to pay substantial damage awards.

     We also understand that DMI's research and manufacturing activities involve the controlled use of certain hazardous materials, medical waste, and various radioactive materials. To the extent that we are engaged in a business arrangement with DMI, we may become subject to the risks of accidental contamination or injury from those materials, or an accidental environmental discharge or exposure. If the use of hazardous materials results in contamination or injury, we could suffer significant financial loss.

     Risks of Clinical Trials. There are significant uncertainties and complexities present in development stage biopharmaceutical companies such as Cogenco (with respect to the CODA) and DMI. In order to receive regulatory approval for the commercialization of the asthma product or any other product that we may seek to develop with DMI or any other business, the person developing the product must conduct extensive clinical trials to demonstrate the asthma product's safety and efficiency. Clinical testing is expensive and can take many years to complete, and its outcome is uncertain. Delays or clinical setbacks may occur at any time. If the clinical trials for product candidates are unsuccessful or delayed, we could be delayed or precluded from further developing or selling the product candidates.

     In addition, clinical trials are dependent on the willingness of people to participate. If the enrollment of patients in clinical trials is delayed or proceeds at a slower pace than expected, the clinical trials will take longer and cost more to complete. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the availability of alternative treatments, the proximity of patients to clinical sites, and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and program delays.

     Furthermore, a purpose of clinical trials is to identify risks and shortcomings in the product. The results of preclinical studies and early clinical trials of the product candidates may not predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. The data collected from clinical trials of product candidates may not be sufficient to support the submission of a new drug application ("NDA") or to obtain regulatory approval in the United States or elsewhere.

     We have limited experience in conducting and managing large clinical trials. To date, we understand that all of DMI's clinical trials have been conducted by third parties under contract, and we understand that this is a standard procedure for smaller biotechnology companies. If third-party vendors do not perform or fail to comply with strict regulations, the clinical trials for product candidates may be delayed or unsuccessful.

     New Legislation. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare, including drugs. In some foreign markets, governments control prescription pharmaceuticals' pricing and profitability. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we receive for any products in the future, which would limit our revenues and profitability. Legislation and regulations affecting the pricing of pharmaceutical products may change before our product candidates are approved for sale, which could further limit or eliminate reimbursement rates for our products. We cannot predict the likelihood, nature, or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

     No Research and Development Expenditures. Cogenco has spent no funds for research and development activities during the past two fiscal years. Under the CODA (described above), it is responsible for funding certain of DMI's research and development activities.

     No Employees. Cogenco currently has no employees, although it has entered into an employment agreement with David Brenman as described in Item 10, below.

Item 2. Description of Property.
--------------------------------

     Cogenco currently maintains its offices at no charge in the business office of Mr. David Brenman, Cogenco's President. See Item 12 - "Certain Relationships and Related Transactions." The office facilities are provided to Cogenco pursuant to an oral agreement, and the value of such facilities is de minimis. Management believes that this arrangement will be suitable for its needs for the immediate future.

     Cogenco owns no real property and no material personal property.

Item 3. Legal Proceedings.
--------------------------

     Cogenco is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

(a)  Market Information.

     Our common stock is not eligible for listing on the NASDAQ system or the OTC Bulletin Board. Trading, if any, has been strictly limited to the over-the-counter market. In the past, the Common Stock has been quoted from time to time in the "Pink Sheets" maintained by the National Quotation Bureau, Inc. Since 1988, we do not believe that any established trading market has existed for our common stock. We are not aware of any public sales of our common stock for more than the past two years, and consequently we are unable to report any market information.

(b)  Holders.

     The approximate number of record holders of our $.0l par value common stock as of May 31, 2005 was approximately 770. This figure does not reflect an indeterminable number of shareholders whose shares may be held in "street name."

(c)  Dividends.

     Cogenco has not paid a dividend with respect to its common stock since its incorporation. We do not expect to pay a dividend on our common stock in the foreseeable future.

     Our ability to pay dividends is restricted by provisions of the Colorado Business Corporation Act which provides that a Colorado corporation may only pay dividends if, after giving effect to the dividend, the corporation would be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than its total liabilities plus the amount that would be needed (if dissolution were to occur at the time of the dividend) to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. At the present time, there are no shareholders who have any preferential rights.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

     At the present time, we have no securities authorized for issuance under any equity compensation plan.

(e)  Sales of Unregistered Securities (Item 701 information).

     During our 2005 fiscal year, we issued shares of our common stock to accredited investors as reported in various documents filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934:

----------------- ----------- ------------------------ -------------------------
      Date          Shares    Consideration Received    Form and Date Reported
----------------- ----------- ------------------------ -------------------------
  July 29, 2004     400,000           $40,000          Form 8-K, reporting an
                                                       event of Jul 2, 2004
----------------- ----------- ------------------------ -------------------------
November 10, 2004   10,000           $100,000          Form 10-QSB, Sep 30, 2004
                                                       quarter
----------------- ----------- ------------------------ -------------------------
November 22, 2004   10,000           $100,000          Form 10-QSB, Dec 31, 2004
                                                       quarter
----------------- ----------- ------------------------ -------------------------
  May 13, 2005      200,000         $2,000,000         Form 8-K, reporting an
                                                       event of May 13, 2005
----------------- ----------- ------------------------ -------------------------

(f) Purchases of Equity Securities by Cogenco and its Affiliates (Item 703 information).

     Not applicable since Cogenco's common stock is not registered under Section 12 of the Securities Exchange Act of 1934.


Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Results of Operations

Years Ended March 31, 2005 and 2004.

     As stated above, Cogenco has been essentially inactive since early 1988 until the 2005 fiscal year. During this time we investigated investment alternatives in the oil and gas and biotechnology industries but, to date, we have been unsuccessful in completing any such transaction. Even though we increased our activity with additional funding and the DMI proposal during the 2005 fiscal year, we have still not engaged in any business operations or received revenues for more than the past ten years.

     We have recognized net losses of $(59,052) for the fiscal year ended March 31, 2005 and $(15,745) for the fiscal year ended March 31, 2004. Although the 2004 loss was comparable to losses we recognized in earlier years, our 2005 loss increased substantially because of the increased activity in connection with our financing activities and negotiations with DMI. We anticipate that our expenditures and, consequently, our net loss from operations, will continue to increase as we become more active in pursuing the business opportunity with DMI and other possibilities, provided that we have sufficient financing available to us.

     Ultimately, our ability to survive will depend on achieving positive cash flow from operations in sufficient amount to finance our continuing operations and other business activities. We cannot offer any assurance that we will be able to achieve this goal.

Liquidity and Capital Resources

     Cogenco has been without adequate funds since 1987 through the 2005 fiscal year. At the time we ceased active business operations, Cogenco was essentially out of money. We have not been able to raise any substantial amounts of money for Cogenco until the 2005 fiscal year during which we raised $240,000 from accredited and offshore (non-U.S.) investors.

     At March 31, 2005, Cogenco had current assets of $95,460 and working capital of $95,460, as compared to current assets and working capital of $29,512 at March 31, 2004. The increased working capital was entirely due to funds provided by accredited and offshore investors in July and November 2004.

     We believe that the working capital currently available is sufficient to maintain our activities at a corporate maintenance rate through March 31, 2006, but is not sufficient to complete the transaction with DMI or to engage in any other business opportunity. If we were to hold a shareholders' meeting, actively pursue a business opportunity, or engage in business operations, we will be required to raise a significant amount of additional capital to pay for these activities. There can be no assurance that we will be able to raise any such capital, or that the terms on which we can raise any capital will be commercially reasonable.

Plan of Operations

     Cogenco is not engaged in any business operations at the present time although we are attempting to obtain the financing necessary to enter into a co-development agreement with DMI as described above. Although we receive proposals for business opportunities from third parties and we seek out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years except for the business transaction being pursued with DMI. Even though we are pursuing the business transaction with DMI at the present time, we will continue reviewing other opportunities in the biotechnology industry and in other industries as we become aware of appropriate opportunities.

     As is evidenced by the funds necessary to complete the transaction with DMI, we will not be able to pursue any business opportunity without a substantial amount of funding provided from third parties. Consequently, we cannot offer any assurance that we will be able to complete our obligations with respect to DMI or obtain the funds necessary to invest in other business opportunities.


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

We have no business operations, and only limited prospects for business operations.

     We currently are not engaged in any business operations. Although we have reviewed several possibilities for business operations during the past several years, we have not found an opportunity for a business combination that was attractive to management other than the opportunity to participate in a co-development agreement with DMI. We cannot offer any assurance that:

     o we will be able to finance our obligations to DMI to complete our participation in the co-development agreement we have negotiated;

     o if we do fund our obligations to DMI, that we will ever develop a product that will pass the necessary regulatory approvals or thereafter can be marketed at a profit, much less at a profit that would return any significant portion of our investment; or

     o we will ever find another business opportunity that management determines to be worth pursuing, or that if we do, we are able to complete the business combination on commercially-reasonable terms in a manner that could be advantageous to our shareholders.

We have had little working capital available for any operations.

     We have had little working capital for more than the past five years. Although we raised $240,000 during our fiscal 2005 and our working capital is and has been positive, our increased operations during fiscal 2005 have resulted in significantly greater expenses and erosion of our working capital. We may be required by lack of funds to reduce our operations to our previous level of only nominal operations to minimize our corporate general and administrative expenses.

     Our available working capital is not sufficient for us to engage in any business operations, or to complete a merger, acquisition, or other business combination. We cannot offer any assurance that we will be able to obtain the necessary working capital on commercially-reasonable terms, if at all, should circumstances arise requiring us to have additional working capital available. Specifically, we do not have sufficient funds to meet our obligations to DMI, and we cannot offer any assurance that we will be able to obtain the necessary funds.

Even if we are able to complete our arrangement with DMI, we cannot offer any assurance that we will be successful in generating any return.

     The proteomics industry is new and evolving rapidly. To date, DMI has not commercialized any pharmaceutical products. In addition, relatively few products based on protein discoveries have been developed and commercialized by others. Rapid technological development by DMI or by others may result in compounds, products or processes becoming obsolete before DMI recovers its development expenses.

     Specifically, the subject of our co-development agreement, Compounds, are a new application which may or may not successfully treat asthma. There is a significant amount of work that needs to be accomplished before we will know whether we have a product that merits testing. Even if the testing is successful and we are able to obtain regulatory approval for any product in the United States or elsewhere, we cannot offer any assurance that we will be able to market the product successfully or profitably.

We have a history of losses and have never engaged in the profitable operation of our business.

     We have had a history of operating losses and cash flow deficits. We have never engaged in the profitable operation of a business, and there can be no assurance that we will ever be able to do so.

     Cogenco has not been involved in active business operations since 1988. To date, we have failed to implement a successful business plan. Although we have been reviewing several possibilities for business operations during the past several years, they have not found an opportunity (prior to the DMI Proposal) for a business combination that was attractive to us.

It is likely that any efforts we may make to raise capital will result in substantial additional dilution to our shareholders.

     It is likely that if we raise capital for any operations in the future or if we complete a business combination with DMI or any other party, such action will require the issuance of equity or debt securities which will result in substantial dilution to our existing shareholders. Although we will attempt to minimize the dilutive impact of any future capital-raising activities, we cannot offer any assurance that we will be able to do so because of the lack of any historical operations or profitability, as well as the lack of any trading market for our publicly-held securities. If we are successful in raising additional working capital, we will likely have to issue additional shares of our Common Stock and Common Stock purchase warrants at prices that may be a discount from the then-current market price of our common stock.

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

     Our directors and officers beneficially own approximately 40% of the outstanding shares of Common Stock as of June 15, 2005, and, accordingly, may have the ability to elect a majority of our directors of Cogenco and otherwise to control Cogenco. As a result, such persons, acting together, will have the ability to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

Our common stock is vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring our shares may be unable to resell their shares at a profit as a result of this volatility.

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

     Our stock price may decline by future sales of our shares or the perception that such sales may occur. As of June 15, 2005, all of the shares of Common Stock held by our officers, directors, and our principal stockholder constitute "restricted shares" or "control shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

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

We do not expect to pay dividends in the foreseeable future.

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

Our prior sale of unregistered securities may create certain risks.

     We cannot offer any assurance that our prior sales of unregistered securities were in compliance with the law. To the extent that our prior sales were not strictly in compliance with all legal requirements, we may have some contingent liabilities of which we are unaware. The availability of an exemption from registration is conditional upon numerous facts and circumstances over which we have no control, including the investment intent of the purchasers, the accuracy of the purchasers' representations that they were accredited investors, and whether others involved in the transaction utilized any form of general solicitation. To the extent that any securities were offered or sold at a time when there was no exemption from registration available and a person makes a claim for rescission, we may have a liability which has not been included in our financial statements.

Indemnification of officers and directors may result in unanticipated expenses.

     Colorado Revised Statutes and our articles of incorporation and bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with us or activities on our behalf. We also will bear the expenses of such litigation for any of their directors, officers, employees, or agents, upon such person's promise to repay them if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup and could direct funds away from our business and products (if any).

We have significant obligations under the Securities Act of 1934.

     Because we are a public company filing reports under the Securities Exchange Act of 1934, as amended, we are subject to increased regulatory scrutiny and extensive and complex regulation. The Securities and Exchange Commission has the right to review the accuracy and completeness of our reports, press releases, and other public documents. In addition, we are subject to extensive requirements to institute and maintain financial accounting controls and for the accuracy and completeness of their books and records. Normally these activities are overseen by an audit committee consisting of qualified independent directors. We have not appointed any independent directors. Consequently, the protections normally provided to shareholders by independent directors are not available. Although we hope to appoint qualified independent directors in the future, we cannot offer any assurance that we will locate any person willing to serve in that capacity, or that we will be able to acquire the directors' and officers' liability insurance that will be a pre-condition to any such person's willingness to serve.


Forward-looking statements may prove to be inaccurate.

     In our effort to make the information in this report more meaningful, this report contains both historical and forward-looking statements. All statements other than statements of historical fact are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. It should be noted that because we are a "penny stock," the protections provided by Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 do not apply to us. We have attempted to qualify our forward-looking statements with appropriate cautionary language to take advantage of the judicially-created doctrine of "bespeaks caution" and other protections.

     The forward-looking statements generally can be identified by the use of terms such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Furthermore, statements that describe our objectives, plans, or goals are, or may be, forward-looking statements.

     Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be different from any future results, performance and achievements expressed or implied by these statements.

     These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this prospectus. Other unknown or unpredictable factors also could have material adverse effects on our future results.


Item 7. Financial Statements.
-----------------------------

The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:

                                                                        Page No
                                                                        -------
     Report of Independent Certified Public
       Accountants...................................................     F-1

     Balance Sheet - March 31, 2005 and 2004.........................     F-2

     Statement of Operations - For the Years Ended March 31, 2005
       and 2004 and Cumulative Amounts from Inception of the
       Development Stage (July 26, 1990)
       through March 31, 2005 .......................................     F-3

     Statement of Stockholders' Equity
       For the Period from Inception of the Development
       Stage (July 26, 1990) through March 31, 2005..................    F4-F6

     Statement of Cash Flows - For the Years
       Ended March 31, 2005 and 2004 and
       Cumulative Amounts from Inception of
       the Development Stage (July 26, 1990) through
       March 31, 2005................................................     F-7

     Notes to Financial Statements
       March 31, 2005 and 2004.......................................  F-8 - F14

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

     Since inception, Cogenco has not filed a Form 8-K reporting a change of accountants, nor has there been any material disagreement with its accountants on any matter regarding accounting or financial disclosure.

Item 8A. Controls and Procedures.
---------------------------------

(a)  Evaluation of Disclosure Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer (who also serves as our principal financial officer), who concluded that our disclosure controls and procedures are effective.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

(a)  Identification of Directors and Executive Officers.

     The directors of Cogenco are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of Cogenco are elected by the Board of Directors and hold office until their successors are elected and qualified.

     The current sole officer and directors of Cogenco are:

Name                         Age             Position
----                         ---             --------

David W. Brenman             49              Director, President, Secretary and
                                             Treasurer since 1985

Albert Brenman               79              Director since 2004

Robert A. Melnick            50              Director since 2004


The directors intend to appoint additional directors when appropriate.

     David W. Brenman has been since 1988 engaged as an independent financial consultant. From 1984 until the present Mr. Brenman has served as President and Director of Cogenco and also serves as Treasurer and Secretary of Cogenco. From 1987 to 1988, Mr. Brenman was a Vice President of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc. From 1979 until 1984, Mr. Brenman was an associate with the law firm of Brenman Raskin & Friedlob, P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law. Mr. Brenman received a B.A. degree from the University of Washington in accounting, a J.D. degree from the University of Denver, College of Law, and an L.L.M. in taxation from New York University. Since 1994 and until March 2003, he served as President of Taltos S.p.A., a Company engaged in the production of light-weight stone products. Mr. Brenman and his wife have been named as a defendant in litigation brought in Arapahoe County, Colorado, state court, which alleges corporate malfeasance by him in connection with certain activities related to corporations owned by his wife and her siblings. Mr. Brenman and his wife filed an answer in that court in January 2005 denying all material allegations against them and alleging seventeen counterclaims against the plaintiffs. Mr. and Mrs. Brenman intend to defend the litigation which they believe to be spurious efforts by certain of Mrs. Brenman's family members to gain absolute control over the family's business and to avoid liability on certain indebtedness owed to a trust of which Mr. Brenman's wife is a beneficiary.

     Albert Brenman, father of David W. Brenman, has been a Director of Cogenco since March 10, 2004. He and the law firms with which he was associated have represented Cogenco since its inception in June of 1983. Mr. Brenman graduated from the University of Denver where he received a BSBA with a major in accounting and the University of Denver College of Law, receiving a J.D. degree. Mr. Brenman has practiced law in Denver, Colorado with his law firms from 1953 until his retirement in August of 2001. Mr. Brenman's law specialty is corporate, business and securities law. Mr. Brenman will devote such time as may be necessary to the affairs of Cogenco.

     Robert A. Melnick has been engaged in the field of automotive finance since 1995. Mr. Melnick served in the capacity as Finance Director for Chesrown Automotive, which was acquired by AutoNation in 1997. Mr. Melnick continued to serve in that capacity for AutoNation until January 2004. Since January 2004, Mr. Melnick has been an independent consultant in the financial services area of the automotive industry. Mr. Melnick received his B.A. from Drake University and M.S. from Carnegie-Mellon University.

(b)  Significant Employees.

     We have no significant employees at the present time.

(c)  Family Relationships.

     Mr. Albert Brenman is the father of David W. Brenman and Robert A. Melnick's father-in-law.

(d)  Involvement in Certain Legal Proceedings.

     During the past five years, no director, executive officer, promoter or control person has:

(1) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that date;

(2) Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

(e)-(f) No Audit Committee or Audit Committee Financial Expert.

     Our board of directors has not appointed an audit committee.

(g)  Material Changes to Nomination Procedures

     We have not held a meeting of Cogenco's shareholders for more than the past ten years. Shareholders may recommend nominees to the board of directors by addressing correspondence to the President.

(h)  Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires all directors, executive officers and persons who own more than 10% of a registered class of securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Cogenco. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Since our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, our directors, executive officers, and significant shareholders are not subject to the Section 16 filing obligations.

(i)  No Code of Ethics

     We have not adopted a code of ethics or a code of conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, or to persons performing similar functions. We have not done so because its board of directors believes that its nominal activities and nominal financial resources do not merit the expense of preparing, adopting and administering a code of ethics. The board of directors intends to adopt a code of ethics or a code of conduct when circumstances warrant.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.

     During the past three fiscal years, we have not paid any of our officers any compensation or reimbursements for expenses.

     David Brenman (our principal executive officer) has received no stock options, employee benefits, or other form of direct or indirect remuneration from us during the 2003, 2004 and 2005 fiscal years. Mr. David Brenman is currently devoting such time as is necessary to the affairs of Cogenco to seek out a merger candidate or an investment opportunity. As described below, in November 2004 we entered into an employment contract with David Brenman which will become effective when we pay DMI $3,250,000 for participation in the co-development agreement. The employment agreement was approved by our board of directors, including David Brenman's father and brother-in-law. When effective, the material terms of David Brenman's employment agreement will be:

     o    Annual salary of $150,000;

     o    Employment for a 5 year term;

     o The employee is subject to confidentiality/non-competition/protection of trade secrets/non-solicitation provisions;

     o The employment agreement provides for premature termination in certain circumstances; and

     o Mr. Brenman has certain rights in the event of a change of control of Cogenco including a two year extension of his employment term and a requirement that his full salary (through the term of the agreement) be paid to him within 30 days of such change of control. Change of control can also constitute a basis on which the employee can terminate the agreement prematurely.

     The employment agreement does not prohibit David Brenman from receiving compensation from MJM Asset Management Company Establishment ("MJM").


Compensation Under Plans.

     There are no currently effective stock option or bonus plans.

Other Compensation.

     We pay Albert Brenman a retainer of $500 per month ($6,000 per year) for supervising our accounting and legal matters and for storage of our records. Other than as described above, we have not paid compensation to any officer or director for services rendered during the last three fiscal years.

Compensation of Directors.

     We do not pay our directors for their services in that capacity. We do reimburse our officers and directors for out-of-pocket expenses incurred by them in connection with our business. Currently, we do not pay any directors fees for attendance at board meetings.

     We have no other arrangements pursuant to which any of our directors was compensated during the fiscal year ended March 31, 2005 for services as a director.

Termination of Employment and Change in Control.

     We have no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment except as described above for the employment agreement with David Brenman.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

(a) (b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of May 31, 2005, as to the beneficial ownership of shares of our only outstanding class of securities, our common stock, by each person who, to our knowledge at that date, was a beneficial owner of 5% or more of the outstanding shares of our common stock, by each person who is an officer and/or director, and by all of our officers and directors as a group. The table does not include information regarding shares of common stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of our common stock. The percent of class is based on 2,408,756 shares outstanding as of June 15, 2005.

---------------------------------------------- -------------------------------------------------- ------------------
    Name and Address of Beneficial Owner                Amount of Beneficial Ownership             Percent of Class
                                                 (ownership is direct unless otherwise noted)
---------------------------------------------- -------------------------------------------------- ------------------
David W. Brenman                                                    497,042                              20.6%
4085 So. Dexter Street
Englewood, CO 80113
---------------------------------------------- -------------------------------------------------- ------------------
Genesis Investment Funds Limited                                   1,083,334                             45.0%
Pflugstrasse 28, P.O. Box 1143
FL-9490 Vaduz, Liechtenstein (1, 2, 3, 4, 6)
---------------------------------------------- -------------------------------------------------- ------------------
MJM Asset Management C.E.                                           220,000                              9.1%
Meirhofstrasse 116
FL-9495 Triesen, Liechtenstein(1,2, 5, 6)
---------------------------------------------- -------------------------------------------------- ------------------
Albert Brenman                                                      367,247                              15.2%
4400 East Oxford Place
Englewood, CO 80110
---------------------------------------------- -------------------------------------------------- ------------------
Robert A. Melnick                                                   100,000                              4.2%
---------------------------------------------- -------------------------------------------------- ------------------
Officers and directors as a group (three                            964,289                              40.0%
persons)
---------------------------------------------- -------------------------------------------------- ------------------

(1) Genesis Investment Funds Limited is controlled by Genesis Capital Management Limited, a company controlled by Herald A.M.A. Janssen and Peter H. Jacobs. Mr. Janssen and Mr. Jacobs co-founded Genesis Investment Funds Limited and Genesis

Capital Management Limited, and appointed Genesis Capital Management as the investment advisor for Genesis Investment Funds Limited. Pursuant to a discretionary investment management agreement, Genesis Capital Management has discretionary investment and voting control over the assets of Genesis Capital Management Limited, including the shares of Cogenco common stock that Genesis Investment Funds Limited owns.

(2) Mr. Janssen also controls MJM Asset Management Company Establishment, a company he founded in 1997. MJM Asset Management serves private investors and institutional clients with its main focus on biotechnology investments. Cogenco has paid MJM Asset Management a finders' fee of 7 1/2% of the $2,200,000 in funds raised by MJM Asset Management for Cogenco to date. Mr. Janssen's address is Matschils 23, LI-9495 Triesen, Liechtenstein.

(3) Genesis Investment Funds Limited is also controlled by Peter H. Jacobs, a licensed European property manager who holds a degree in engineering from the Technical Institute, Heerlen, Netherlands. He is a certified appraiser by the court in the Netherlands. Mr. Jacobs has been working as an asset manager in Europe since the 1980's and has from time-to-time worked with Mr. Janssen and MJM Asset Management. Mr. Jacobs co-founded Genesis Investment Funds Limited with Mr. Janssen. Mr. Jacob's address is Meirhofstrasse 85, LI-9495 Triesen, Liechtenstein.

(4) The address set forth above is the Administrator's European representative office for Genesis Investment Funds Limited. Genesis Investment Funds Limited is established under the laws of Saint Vincent, and its registered office is Trust House, 112 Bonadie Street, Kingstown, Saint Vincent.

(5) MJM Asset Management holds these shares in accounts for three European clients, including 200,000 shares (8.3%) owned by Wojciech Hajduk, Ciepielowek 1, 67-413 Krzepielow, Poland. Mr. Janssen has signature authority and thus the ability to direct investment decisions and voting on behalf of these European clients.

(6) As a result of his control of both Genesis Investment Funds Limited and MJM Asset Management Company Establishment, Mr. Janssen controls the right to vote and to dispose of more than 51% of Cogenco's common stock.

(c)  Changes in Control.

Management is not aware of any arrangements which may result in a change of control of Cogenco.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

     At the present time, we have no securities authorized for issuance under any equity compensation plan.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

(a) (b) (c) Transactions with Management and Others.

     Compensation Arrangements. We pay Albert Brenman a retainer of $500 per month ($6,000 per year) for supervising our accounting and legal matters and for storage of our records.

     In November 2004, our board of directors approved an employment agreement with our president, David W. Brenman. That employment agreement is not yet effective.

     We have raised $2,200,000 from offshore private placements using a Liechtenstein-based fund manager, (MJM Asset Management Company Establishment, "MJM") as a finder which have resulted in compensation paid and (in the future) payable by MJM to David W. Brenman, our president. MJM is operated by Herald A.M.A. Janssen, who, through MJM and Genesis Investment Funds Limited., is our principal shareholder and has had prior personal relationships with David Brenman.

     The finder's agreement between Cogenco and MJM contain our agreement to engage MJM as a finder, on a non-exclusive basis, with an obligation to pay it a finder's fee of 7 1/2% of the funds raised from MJM's European clients. We also agreed to mutual indemnification obligations and to reimburse MJM for certain expenses. As a result of the finder's fee agreement, we have paid $165,000 to MJM from the funds raised to date.

     At the time the disinterested directors of Cogenco approved the arrangement with MJM, they understood that MJM has an obligation to pay one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will also be entitled to receive one-fifth of the fund manager's future profits (if any) from making the investment in Cogenco.

(d)  Transactions with Promoters.

     Not applicable.

PART IV

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number                             Description
------                             -----------

3.1 Articles of Incorporation, as amended, incorporated by reference from the Annual Report on Form 10-KSB for the five fiscal years ended March 31, 1992.

3.2 Bylaws, incorporated by reference from the Annual Report on Form 10-KSB for the five fiscal years ended March 31, 1992.

3.3 Articles of Amendment to the Articles of Incorporation, incorporated by reference from the Form 8-K dated August 16, 1993 filed August 26, 1993.

10.1*     Employment Agreement with David W. Brenman

10.2*     Amended letter of intent with DMI BioSciences dated November 5, 2004

10.3* Co-development agreement with DMI BioSciences, Inc. dated November 21, 2004 (confidential treatment requested)

10.4*     Extension agreement with DMI BioSciences, Inc. dated January 21, 2005

10.5* Second extension agreement with DMI BioSciences, Inc. dated February 22, 2005

10.6* Third extension agreement and second amendment to letter of intent with DMI BioSciences, Inc. dated June 7, 2005


31*       Certification pursuant to Rule 13a-14(a).

32*       Certification pursuant to 18 U.S.C. ss.1350.

*         Filed herewith.

Item 14. Principal Accountant Fees and Services.
------------------------------------------------

(a)  Audit Fees.

     Our principal accountant, Causey, Demgen & Moore, Inc., billed us aggregate fees in the amount of approximately $5,125 for the fiscal year ended March 31, 2004 and $6,400 for the fiscal year ended March 31, 2005. These amounts were billed for professional services that Causey, Demgen & Moore, Inc. provided for the audit of our annual financial statements, review of the financial statements included in our report on Form 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)  Audit-Related Fees.

     Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $405 for the fiscal year ended March 31, 2004 and $370 for the fiscal year ended March 31, 2005 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)  Tax Fees

     Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $580 for the fiscal year ended March 31, 2004 and approximately $595 for the fiscal year ended March 31, 2005, for tax compliance, tax advice, and tax planning.

(d)  All Other Fees

     Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $-0-for the fiscal years ended March 31, 2004 and 2005 for other fees.

(e)  Audit Committee's Pre-Approval Practice

     Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the Board of Directors (or the Board of Directors as a whole if there is no audit committee appointed), or unless the services meet certain de minimis standards. Since Cogenco has no audit committee, the Board of Directors pre-approved the audit services and tax services that Causey, Demgen & Moore, Inc. performed for Cogenco during the fiscal years ended March 31, 2004 and 2005, and has pre-approved that firm's continuation of those services.

     The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

------------------ -------------------------------------------------------------
                   Percentage of total fees paid to Causey, Demgen & Moore, Inc.
------------------ -------------------------------- ----------------------------
                   Fiscal Year 2005                 Fiscal Year 2004
------------------ -------------------------------- ----------------------------
Audit fees          87%                              84%
------------------ -------------------------------- ----------------------------
Audit-related fees   5%                               7%
------------------ -------------------------------- ----------------------------
Tax fees             8%                               9%
------------------ -------------------------------- ----------------------------
All other fees       0%                               0%
------------------ -------------------------------- ----------------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT:

     We have not sent to our security holders any annual report or proxy material during the last fiscal year. If such report or proxy material is furnished to security holders subsequent to the filing of this Form 10-KSB, we will furnish copies of such material to the Commission when it is sent to security holders.


SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 23, 2005
                                       COGENGO INTERNATIONAL, INC.



                                       By: /s/ David W. Brenman
                                       -----------------------------------
                                       David W. Brenman, President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date:  June 23, 2005
                                       By: /s/ David W. Brenman
                                       -----------------------------------
                                       David W. Brenman, President, Principal
                                       Executive Officer, Principal Accounting
                                       Officer, principal Financial Officer and
                                       Director

Date:  June 23, 2005
                                       By: /s/ Albert Brenman
                                       -----------------------------------
                                       Albert Brenman, Director


Date:  June 23, 2005
                                       By: /s/ Robert A. Melnick
                                       -----------------------------------
                                       Robert A. Melnick, Director

                           COGENCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2005

                                      WITH
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cogenco International, Inc.

We have audited the accompanying balance sheets of Cogenco International, Inc. (a development stage company) as of March 31, 2004 and 2005, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (July 26, 1990) through March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogenco International, Inc. as of March 31, 2004 and 2005, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage (July 26, 1990) through March 31, 2005, in conformity with U.S. generally accepted accounting principles.



Denver, Colorado      CAUSEY DEMGEN & MOORE INC.
June 8, 2005


                             COGENCO INTERNATIONAL, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                               March 31, 2004 and 2005


                                       ASSETS
                                       ------

                                                              2004           2005
                                                          -----------    -----------
Current asset:
      Cash, in interest bearing accounts                  $    29,512    $    95,460

Computer equipment, at cost, net of accumulated
      depreciation of $3,572                                     --             --
Stand Still Fee                                                  --          100,000
                                                          -----------    -----------

Total assets                                              $    29,512    $   195,460
                                                          ===========    ===========

                                     LIABILITIES
                                     -----------

Current Liabilities:
      Accounts payable                                    $      --      $      --

                                STOCKHOLDERS' EQUITY
                                --------------------

Preferred stock, $.01 par value; 10,000,000 shares
      authorized, no shares issued and outstanding               --             --
Common stock, $.01 par value; 50,000,000 shares
      authorized, 1,788,756 (2004) and 2,208,756 (2005)
      shares issued and outstanding                            17,888         22,088
Additional paid-in capital                                  2,054,400      2,275,200
Accumulated deficit (including $732,367deficit
      accumulated during the development stage at
      March 31, 2005)                                      (2,042,776)    (2,101,828)
                                                          -----------    -----------

      Total stockholders' equity                               29,512        195,460
                                                          -----------    -----------

      Total liabilities and stockholders' equity          $    29,512    $   195,460
                                                          ===========    ===========


                               See accompanying notes.


                              COGENCO INTERNATIONAL, INC.
                             (A Development Stage Company)
                                STATEMENT OF OPERATIONS
        For the Year Ended March 31, 2004 and 2005 and Cumulative Amounts from
       Inception of the Development Stage (July 26, 1990) Through March 31, 2005


                                                                           Cumulative
                                                                          amounts from
                                               2004           2005         Inception
                                            -----------    -----------    -----------

Revenues:
      Interest income                       $       372    $       156    $    42,110


Costs and expenses:
      Legal fees - related party (Note 4)         6,000          6,000        196,770
      Legal fees                                                30,611         30,611
      Consulting and travel expenses -
         related party                             --            6,696        159,076
      Dry hole costs                               --             --          123,086
      General and administration                  8,848         14,983        258,284
      Storage expenses                            1,269            918          3,078
      Depreciation                                 --             --            3,572
                                            -----------    -----------    -----------

         Total costs and expenses                16,117         59,208        774,477
                                            -----------    -----------    -----------

            Net loss (Note 3)               $   (15,745)   $   (59,052)   $  (732,367)
                                            ===========    ===========    ===========

Basic and diluted loss per common share     $     (0.01)   $     (0.03)   $     (0.49)
                                            ===========    ===========    ===========

Weighted average number of common
      shares outstanding                      1,788,756      2,050,400      1,508,631
                                            ===========    ===========    ===========


                                See accompanying notes.


                                              COGENCO INTERNATIONAL, INC.
                                             (A Development Stage Company)
                                          STATEMENT FROM STOCKHOLDERS EQUITY
                    From Inception of the Development Stage (July 26, 1990) Through March 31, 2005


                                                          Common stock          Additional                      Total
                                                          ------------            paid-in     Accumulated    stockholders'
                                                      Shares        Amount        capital       deficit        equity
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




                                            COGENCO INTERNATIONAL, INC.
                                           (A Development Stage Company)
                                         STATEMENT FROM STOCKHOLDERS EQUITY
                    From Inception of the Development Stage (July 26, 1990) Through March 31, 2005
                                           (Continued from preceding page)



Balance at March 31, 1993                          1,738,756       17,388    1,544,900    (1,495,219)       67,069

Capital contribution of two shareholders
     consisting of cash payments to the
     Company's president in April 1993 (Note 2)         --           --         10,000          --          10,000

Sale of stock to an individual for cash ($10.00
     per share) (Note 2)                              50,000          500      499,500          --         500,000

Net loss for the period ended March 31, 1994            --           --           --        (368,020)     (368,020)
                                                  ----------   ----------   ----------    ----------    ----------

Balance at March 31, 1994                          1,788,756       17,888    2,054,400    (1,863,239)      209,049

Net loss for the period ended March 31, 1995            --           --           --         (42,581)      (42,581)
                                                  ----------   ----------   ----------    ----------    ----------

Balance at March 31, 1995                          1,788,756       17,888    2,054,400    (1,905,820)      166,468

Net loss for the period ended March 31, 1996            --           --           --         (25,813)      (25,813)
                                                  ----------   ----------   ----------    ----------    ----------

Balance at March 31, 1996                          1,788,756       17,888    2,054,400    (1,931,633)      140,655

Net loss for the period ended March 31, 1997            --           --           --         (12,021)      (12,021)
                                                  ----------   ----------   ----------    ----------    ----------

Balance at March 31, 1997                          1,788,756       17,888    2,054,400    (1,943,654)      128,634

Net loss for the period ended March 31, 1998            --           --           --          (9,234)       (9,234)
                                                  ----------   ----------   ----------    ----------    ----------

Balance at March 31, 1998                          1,788,756       17,888    2,054,400    (1,952,888)      119,400

Net loss for the period ended March 31, 1999            --           --           --         (23,662)      (23,662)
                                                  ----------   ----------   ----------    ----------    ----------



                                              COGENCO INTERNATIONAL, INC.
                                             (A Development Stage Company)
                                          STATEMENT FROM STOCKHOLDERS EQUITY
                    From Inception of the Development Stage (July 26, 1990) Through March 31, 2005
                                            (Continued from preceding page)



Balance at March 31, 1999                        1,788,756        17,888     2,054,400    (1,976,550)        95,738

Net loss for the period ended March 31, 2000          --            --            --          (8,177)        (8,177)
                                               -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2000                        1,788,756        17,888     2,054,400    (1,984,727)        87,561

Net loss for the period ended March 31, 2001          --            --            --         (13,986)       (13,986)
                                               -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2001                        1,788,756        17,888     2,054,400    (1,998,713)        73,575

Net loss for the period ended March 31, 2002          --            --            --         (11,601)       (11,601)
                                               -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2002                        1,788,756        17,888     2,054,400    (2,010,314)        61,974

Net loss for the period ended March 31, 2003          --            --            --         (15,745)       (15,745)
                                               -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2003                        1,788,756        17,888     2,054,400    (2,026,059)        46,229

Net loss for the period ended March 31, 2004          --            --            --         (16,717)       (16,717)
                                               -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2004                        1,788,756        17,888     2,054,400    (2,042,776)        29,512

Sale of common stock in a private placement        420,000         4,200       220,800          --          225,000

Net loss for the period ended March 31, 2005          --            --            --         (59,052)       (59,052)
                                               -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2005                        2,208,756   $    22,088   $ 2,275,200   $(2,101,828)   $   195,460
                                               ===========   ===========   ===========   ===========    ===========


                                                See accompanying notes.


                                  COGENCO INTERNATIONAL, INC.
                                 (A Development Stage Company)
                                    STATEMENT OF CASH FLOWS
              For the Years Ended March 31, 2004 and 2005 and Cumulative Amounts
        from Inception of the Development Stage (July 26, 1990) Through March 31, 2005


                                                                                     Cumulative
                                                                                    amounts from
                                                               2004         2005      Inception
                                                            ---------    ---------    ---------
Cash flows from operating activities:
    Net loss                                                $ (16,717)   $ (59,052)   $(732,367)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Depreciation expense                                     --           --          3,572
        Consulting fees paid directly by
          common stock purchasers                                --           --         50,000
        Increase in accounts payable                           (7,269)        --          4,997
                                                            ---------    ---------    ---------

        Net cash used in operations                           (23,986)     (59,052)    (673,798)

Cash flows from investing activities:
    Contract payment                                             --       (100,000)    (100,000)
    Purchase of computer equipment                               --           --         (3,572)
                                                            ---------    ---------    ---------

        Net cash used in investing activities                    --       (100,000)    (103,572)

Cash flows from financing activities:
    Proceeds from sale of common stock                           --        225,000      872,800
    Short-term borrowings                                        --           --        100,000
    Repayments of short-term borrowings                          --           --       (100,000)
                                                            ---------    ---------    ---------

        Net cash provided by financing activities                --        225,000      872,800
                                                            ---------    ---------    ---------

Net increase (decrease) in cash                               (23,986)      65,948       95,430

Cash and cash equivalents at
    beginning of year                                          53,498       29,512           30
                                                            ---------    ---------    ---------

Cash and cash equivalents at
    end of year                                             $  29,512    $  95,460    $  95,460
                                                            =========    =========    =========

Supplemental disclosure of non-cash financing activities:

    Consulting fees paid directly by
      common stock purchasers                               $    --      $    --      $  50,000
                                                            =========    =========    =========

    Stock issued in settlement of an account
      payable to a related party                            $    --      $    --      $  15,256
                                                            =========    =========    =========


                                    See accompanying notes.

                                              F-7

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2004 and 2005


1. Significant accounting policies
----------------------------------

   Organization:

     Cogenco International, Inc. (the "Company") was incorporated in the State of Colorado on June 27, 1983. Prior to July 26, 1990, the Company was engaged in the development of cogeneration of electricity and the sale of the electricity to end-users on site or to public utilities. The Company is currently considered to be in the development stage as more fully defined in the Financial Accounting Standards Board Statement No. 7. The Company has engaged in limited activities in the oil and gas business, but has not generated significant revenues to date. The Company is currently seeking business opportunities. In August 2004, the Company entered into a letter agreement with DMI BioSciences, Inc. ("DMI") of Englewood, Colorado, for an agreement by which Cogenco would participate in the development of a drug for the treatment of asthma in humans. Under the terms of the agreements, as amended, Cogenco must pay DMI $3,250,000 by September 30, 2005. If Cogenco pays DMI the full $3,250,000 it will have the right to participate in revenues from sales of the asthma products. The $100,000 paid to DMI in November 2004 and the $1,500,000 paid to DMI in May 2005 are partial payments toward the obligation. To complete its obligation, Cogenco must pay an additional $1,650,000 to DMI by not later than September 30, 2005. The August 2004 letter agreement (as amended) also provides that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). If the business combination does not occur by December 31, 2005, the $3,250,000 investment (when and if paid) will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI. If Cogenco has paid less than the required $3,250,000, the amount paid will convert to a lesser number of shares.

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2004 and 2005


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

   Concentrations of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At various times during the year, the balance at one financial institution may exceed FDIC limits.

   Computer equipment:

     Computer equipment is stated at cost. Depreciation is provided by the Company on straight-line and accelerated methods over estimated useful lives of three to five years.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2004 and 2005


   Recent accounting pronouncements

     In September 2003, the FASB approved SFAS No. 150, Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. There was no effect on the Company's financial position as a result of adoption of this standard.

     In December 2004, the FASB revised SFAS No. 123, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as an increase or decrease in the amount of compensation cost recognized during the period. SFAS No. 123R is not expected to have a material impact on the Company's financial statements. We will adopt SFAS No. 123R on April 1, 2006.

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2004 and 2005


     On July 6, 1993, the Company issued 50,000 shares of its $.01 par value common stock to a previously unrelated individual for cash consideration of $500,000, in a private offering.

     On July 29, 2004, the Company issued 400,000 shares of its $.01 par value common stock to four accredited investors in exchange for their investment of $40,000. On November 10, 2004, the Company issued 10,000 shares of its $.01 par value common stock to a single, offshore, European accredited investor in exchange for its investment of $100,000. On November 22, 2004, the Company issued an additional 10,000 shares of its $.01 par value common stock to a single, offshore, European accredited investor in exchange for its investment of $100,000.

3. Income taxes
---------------

     No provision for income taxes is required for the years ended March 31, 2004 and 2005 or the period from inception of the development stage (July 26, 1990) through March 31, 2005 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $236,000, of which only $11,800 may be used in any one year. If not used to offset future taxable income, the carryforwards will expire as follows:

                    2008                           $ 136,000
                    2009                              42,000
                    2010                              26,000
                    2011                              11,000
                    2012                              12,000
                    2013                               9,000
                    2019                              24,000
                    2020                               8,000
                    2021                              14,000
                    2022                              12,000
                    2023                              16,000
                    2024                              16,000
                    2025                              59,000
                                                   ---------

                                                   $ 385,000
                                                   =========

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2004 and 2005


     As of March 31, 2004 and 2005, total deferred tax assets and valuation allowance are as follows:

                                                        2004             2005
                                                      ---------       ---------
Deferred tax assets resulting from loss
  carryforward                                        $ 241,000       $ 143,600
Valuation allowance                                    (241,000)       (143,600)
                                                      ---------       ---------

                                                      $    --         $    --
                                                      =========       =========


     A 100% valuation allowance has been established against the deferred tax asset, as utilization of the loss carryforwards cannot be reasonably assured.

4. Related party transactions
-----------------------------

     For the years ended March 31, 2004 and 2005 and during the period from inception of the development stage, the Company incurred legal costs of $0, $0 and $88,221, respectively, from a law firm which was formerly a principal stockholder. A former principal of the law firm is a relative of an officer and director of the Company and currently is a director of the Company.

     For the years ended March 31, 2004 and 2005 and during the period from inception of the development stage, the Company incurred legal costs of $6,000, $6,000 and $108,549, respectively, from a law firm in which a former principal of the law firm is a relative of an officer and director of the Company and currently is a director of the Company.

     In November 2004 Cogenco's Board of Directors approved an employment agreement with its president, David W. Brenman. The material terms of the employment agreement are as follows:

     o    Annual salary shall be $150,000;
     o    Employment is for a 5 year term;
     o The employee is subject to Confidentiality/non-competition/protection of trade secrets/non-solicitation provisions;
     o The employment agreement provides for premature termination in certain circumstances; and
     o The employee has certain rights in the event of a change of control of Cogenco including a two year extension of his employment term and a requirement that his full salary (through the term of the agreement) be paid to him within 30 days of such change of control. Change of control can also constitute a basis on which the employee can terminate the agreement prematurely.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2004 and 2005


     The Employment Agreement will commence when Cogenco has paid $3,250,000 to DMI pursuant to a co-development agreement. The employment agreement does not prohibit Mr. D. Brenman from receiving compensation from MJM Asset Management Company Establishment "MJM" . The employment agreement was approved by the remaining members of the Cogenco board of directors, including Mr. D. Brenman's father and his brother-in-law.

     During and subsequent to the 2005 fiscal year, Cogenco raised $2,200,000 from offshore private placements using a Liechtenstein-based fund manager, MJM as a finder. MJM and Cogenco have entered into a Finder's Agreement containing the following terms: Cogenco agrees to engage MJM on a non-exclusive basis; Cogenco agreed to pay MJM a finder's fee of 7 1/2% of the funds raised from MJM's European clients; each party shall be entitled to indemnification under certain circumstances; and Cogenco shall reimburse MJM for related expenses. As a result, Cogenco has paid MJM $165,000. The fund manager paid one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-fifth of the fund manager's profits from making the investment in Cogenco. MJM is owned and operated by Herald Janssen, who, through MJM and Genesis Investment Funds Limited is our principal shareholder and has had prior personal relationships with Mr. Brenman.

5. Contract payment
-------------------

     In August 2004, the Company entered into a letter agreement with DMI BioSciences, Inc. ("DMI"), for an agreement by which Cogenco would participate in the development of a drug for the treatment of asthma in humans. The parties modified this agreement in November 2004 and, pursuant to the modification, Cogenco paid DMI $100,000 and entered into a co-development agreement with DMI. Under the terms of the agreements, as amended, Cogenco must pay DMI $3,250,000 by September 30, 2005. If Cogenco pays DMI the full $3,250,000 it will have the right to participate in revenues from sales of the asthma products. The $100,000 paid to DMI in November 2004 and the $1,500,000 paid to DMI in May 2005 are partial payments toward the obligation. To complete its obligation, Cogenco must pay an additional $1,650,000 to DMI by not later than September 30, 2005. The August 2004 letter agreement (as amended) also provides that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). If the business combination does not occur by December 31, 2005, the $3,250,000 investment (when and if paid) will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI. If Cogenco has paid less than the required $3,250,000, the amount paid will convert to a lesser number of shares.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2004 and 2005


6. Subsequent Events
--------------------

     Following the end of March 31, 2005, fiscal year, the Company raised $2,000,000 from the sale of 200,000 shares of its common stock to one accredited investor. The Company used $1,500,000 of the proceeds for payment to DMI, an unaffiliated company pursuant to the terms of a co-development agreement.