Form 10QSB
period 2005-06-30
COGENCO INTERNATIONAL INC
filed 2005-08-15
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                                       N/A
                              ---------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares outstanding of the issuer's classes of common stock, as of August 10, 2005 is 2,408,756 shares, $.01 par value.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION
-----------------------------

Balance Sheet - March 31, 2005 and June 30, 2005 (unaudited)                   3

Statement of Operations - For the Three Months Ended June 30, 2004
and 2005 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through June 30, 2005 (unaudited)                        4

Statement of Stockholders' Equity - For the Three Months Ended
June 30, 2005 (unaudited)                                                      5

Statement of Cash Flows - For the Three Months Ended June 30, 2004
and 2005 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through June 30, 2005 (unaudited)                        6

Notes to Unaudited Financial Statements                                        7

Item 2: Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     10

Item 3: Controls and Procedures                                               10

PART II. OTHER INFORMATION
--------------------------

Signatures                                                                    13

Certification pursuant to Securities Exchange Act of 1934 and
Sections 302 and 906 Of the Sarbanes-Oxley Act of 2002                     14-15


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                        March 31, 2005 and June 30, 2005
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                            March          June
                                                         -----------    -----------
Current asset:
    Cash, in interest bearing accounts                   $    95,460    $   423,851

Computer equipment, at cost, net of accumulated
    depreciation of $3,572
Stand Still Fee and Codevelopment Payment                    100,000      1,600,000
                                                         -----------    -----------


Total assets                                             $   195,460    $ 2,023,851
                                                         ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
Current Liabilities:
    Accounts payable                                     $      --      $      --

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                --             --
Common stock, $.01 par value; 50,000,000 shares
    authorized, 2,208,756 (March) and 2,408,756 (June)
    shares issued and outstanding                             22,088         24,088
Additional paid-in capital                                 2,275,200      4,123,175
Accumulated deficit (including $753,951 deficit
    accumulated during the development stage at
    June 30, 2005)                                        (2,101,828)    (2,123,412)
                                                         -----------    -----------

    Total stockholders' equity                               195,460      2,023,851
                                                         -----------    -----------

    Total liabilities and stockholders' equity           $   195,460    $ 2,023,851
                                                         ===========    ===========


                             See accompanying notes.


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
  For theThree Months Ended June 30, 2004 and 2005 and Cumulative Amounts from
    Inception of the Development Stage (July 26, 1990) Through June 30, 2005
                                   (Unaudited)

                                                                         Cumulative
                                                                        amounts from
                                             2004            2005        Inception
                                          -----------    -----------    -----------

Revenues:
    Interest income                       $        18    $        56    $    42,166

Costs and expenses:
    Legal fees - related party (Note 3)         1,500          1,500        198,270
    Legal fees                                  5,340         11,245         41,856
    Consulting and travel expenses -
      related party                              --             --          159,076
    Dry hole costs                               --             --          123,086
    General and administration                  5,511          8,490        266,774
    Storage expenses                             --              405          3,483
    Depreciation                                 --             --            3,572
                                          -----------    -----------    -----------

      Total costs and expenses                 12,351         21,640        796,117
                                          -----------    -----------    -----------

        Net loss (Note 2)                 $   (12,333)   $   (21,584)   $  (753,951)
                                          ===========    ===========    ===========

Basic and diluted loss per common share   $      --      $      --      $     (0.50)
                                          ===========    ===========    ===========

Weighted average number of common
    shares outstanding                      1,788,756      2,314,251      1,522,075
                                          ===========    ===========    ===========




                             See accompanying notes.



                                                 COGENCO INTERNATIONAL, INC.
                                                (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY
                                          For the Three Months Ended June 30, 2005
                                                        (Unaudited)



                                                              Common stock         Additional                      Total
                                                       -------------------------     paid-in     Accumulated    stockholders'
                                                         Shares         Amount       capital       deficit         equity
                                                       -----------   -----------   -----------   -----------    -----------


Balance at March 31, 2005                                2,208,756   $    22,088   $ 2,275,200   $(2,101,828)   $   195,460
Sale of common stock in a private placement (Note 4)       200,000         2,000     1,847,975                    1,849,975
Net loss for the three months ended June 30, 2005             --            --            --         (21,584)       (21,584)
                                                       -----------   -----------   -----------   -----------    -----------

Balance at June 30, 2005                                 2,408,756   $    24,088   $ 4,123,175   $(2,123,412)   $ 2,023,851
                                                       ===========   ===========   ===========   ===========    ===========











                                                   See accompanying notes.


                               COGENCO INTERNATIONAL, INC.
                              (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS
     For the Three Months Ended June 30, 2004 and 2005 and Cumulative Amounts from
        Inception of the Development Stage (July 26, 1990) Through June 30, 2005
                                      (Unaudited)

                                                Three months Ended June 30,    Cumulative
                                                --------------------------    amounts from
                                                    2004          2005         Inception
                                                -----------    -----------    -----------
Cash flows from operating activities:
    Net loss                                    $   (12,333)   $   (21,584)   $  (753,951)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Depreciation expense                           --             --            3,572
        Consulting fees paid directly by
          common stock purchasers                      --             --           50,000
        Change in accounts payable                    6,653           --            4,997
                                                -----------    -----------    -----------

        Net cash used in operations                  (5,680)       (21,584)      (695,382)

Cash flows from investing activities:
    Contract payments                                           (1,500,000)    (1,600,000)
    Purchase of computer equipment
                                                       --             --           (3,572)
                                                -----------    -----------    -----------

        Net cash used in investing activities          --       (1,500,000)    (1,603,572)

Cash flows from financing activities:
    Proceeds from sale of common stock                 --        1,849,975      2,722,775
    Short-term borrowings                              --             --          100,000
    Repayments of short-term borrowings                --             --         (100,000)
                                                -----------    -----------    -----------

        Net cash provided by financing
          activities                                   --        1,849,975      2,722,775
                                                -----------    -----------    -----------

Net increase (decrease) in cash                      (5,680)       328,391        423,821

Cash and cash equivalents at
    beginning of year                                29,512         95,460             30
                                                -----------    -----------    -----------

Cash and cash equivalents at
    end of period                               $    23,832    $   423,851    $   423,851
                                                ===========    ===========    ===========






                                 See accompanying notes.

                                            6

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2005


1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2005 and June 30, 2005, and the results of operations and cash flows for the periods ended June 30, 2004 and 2005.

2.   Income taxes
     ------------

     No provision for income taxes is required at March 31, 2005 and June 30, 2005 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 2005 and June 30, 2005, total deferred tax assets and valuation allowance are as follows:

                                                 March 31,     June 30,
                                                   2005         2005
                                                 ---------    ---------

       Deferred tax assets resulting from loss
         carryforward                            $ 143,600    $ 151,600
       Valuation allowance                        (143,600)    (151,600)
                                                 ---------    ---------

                                                 $    --      $    --
                                                 =========    =========

3.   Related party transactions
     --------------------------

     For the period from inception of the development stage to June 30, 2005, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the three months ended June 30, 2004, and 2005, and from inception of the development stage, the Company incurred legal costs of $1,500, $1,500, and $110,049, respectively, from two law firms in which a principal of each law firm is a relative of an officer and director of the Company.

     In November 2004 Cogenco's Board of Directors approved an employment agreement with its president, David W. Brenman. The material terms of the employment agreement are as follows:

     o    Annual salary shall be $150,000;
     o    Employment is for a 5 year term;
     o The employee is subject to Confidentiality/non-competition/protection of trade secrets/non-solicitation provisions;
     o The employment agreement provides for premature termination in certain circumstances; and
     o The employee has certain rights in the event of a change of control of Cogenco including a two year extension of his employment term and a requirement that his full salary (through the term of the agreement)

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2005


3.   Related party transactions (continued)
     --------------------------------------

          be paid to him within 30 days of such change of control. Change of control can also constitute a basis on which the employee can terminate the agreement prematurely.

     The Employment Agreement will commence when Cogenco has paid $3,250,000 to DMI pursuant to a co-development agreement. The employment agreement does not prohibit Mr. D. Brenman from receiving compensation from MJM Asset Management Company Establishment "MJM". The employment agreement was approved by the remaining members of the Cogenco board of directors, including Mr. D. Brenman's father and his brother-in-law.

     Cogenco has raised $2,200,000 through June 30, 2005 from offshore private placements using a Liechtenstein-based fund manager, MJM as a finder. MJM and Cogenco have entered into a Finder's Agreement containing the following terms: Cogenco agrees to engage MJM on a non-exclusive basis; Cogenco shall pay MJM a finder's fee of 7 1/2% of the funds raised from MJM's European clients; each party shall be entitled to indemnification under certain circumstances; and Cogenco shall reimburse MJM for related expenses. As a result, Cogenco has paid MJM $165,000. The fund manager paid one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-fifth of the fund manager's profits from making the investment in Cogenco. MJM is owned and operated by Herald Janssen, who, through MJM and Genesis Investment Funds Limited is our principal shareholder and has had prior personal relationships with Mr. Brenman.

4.   Stockholders' equity
     --------------------

     On May 13, 2005, we issued 200,000 shares of our common stock to a single, offshore, European accredited investor in exchange for its investment of $2,000,000.

5.   Contract payment
     ----------------

     In August 2004, Cogenco entered into a letter agreement with DMI BioSciences, Inc. ("DMI") for an agreement by which Cogenco would participate in the development of a drug for the treatment of asthma in humans. The parties modified this agreement in November 2004 and, pursuant to the modification, Cogenco paid DMI $100,000 and entered into a co-development agreement with DMI. Under the terms of the agreements, as amended, Cogenco must pay DMI $3,250,000 by September 30, 2005. If Cogenco pays DMI the full $3,250,000 it will have the right to participate in revenues from sales of the asthma products. The $100,000 paid to DMI in November 2004 and the $1,500,000 paid to DMI in May 2005 are partial payments toward the obligation. To complete its obligation, Cogenco must pay an additional $1,650,000 to DMI by not later than September 30, 2005. The August 2004 letter agreement (as amended) also provides that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). If the business combination does not occur by December 31, 2005, the $3,250,000 investment (when and if paid) will be automatically

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2005


5.   Contract payment (continued)
     ----------------------------

     converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI. If Cogenco has paid less than the required $3,250,000, the amount paid will convert to a lesser number of shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At June 30, 2005, we had working capital of $423,851 as compared to working capital of $95,460 on March 31, 2005. The increase is attributable primarily to $1,849,975 in net proceeds from the sale of its common stock, offset in part by expenditures of funds for payment to an unaffiliated company of a "co-development payment" pursuant to the terms of a co-development agreement with DMI. In August 2004, Cogenco entered into a letter agreement with DMI for an agreement by which Cogenco would participate in the development of a drug for the treatment of asthma in humans. The parties modified this agreement in November 2004 and, pursuant to the modification, Cogenco paid DMI $100,000 and entered into a co-development agreement with DMI. Under the terms of the agreements, as amended, Cogenco must pay DMI $3,250,000 by September 30, 2005. If Cogenco pays DMI the full $3,250,000 it will have the right to participate in revenues from sales of the asthma products. The $100,000 paid to DMI in November 2004 and the $1,500,000 paid to DMI in May 2005 are partial payments toward the obligation. To complete its obligation, Cogenco must pay an additional $1,650,000 to DMI by not later than September 30, 2005. The August 2004 letter agreement (as amended) also provides that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). If the business combination does not occur by December 31, 2005, the $3,250,000 investment (when and if paid) will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI. If Cogenco has paid less than the required $3,250,000, the amount paid will convert to a lesser number of shares. During the quarter, we had an operating loss of $($21,584) which was caused principally by costs and expenses consisting of accounting fees of $6,750, legal fees of $12,745, and miscellaneous expenses of $2,145 with minimal offsetting interest income of $56. No charges have been made for any salary or other compensation payable to our president for the three month period ended June 30, 2005, since our officers have waived any compensation. No charge has been made for rent, since the cost would be minimal. We expect to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since we became inoperative in 1988, management has been seeking an appropriate acquisition candidate to acquire.

During the quarter, we raised an additional $2,000,000 ( a net of $1,849,975 after payment of a finder's fee to an offshore entity). We issued 200,000 shares for the amount raised, and expended $1,500,000 of the proceeds pursuant to the terms of a co-development agreement with an unaffiliated private company.

Material Changes in Results of Operations

The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the business of an acquired company. It is anticipated that the Company will continue to incur losses in the near future.

Plan of Operations

We are not engaged in any business operations at the present time. Although management receives proposals for business opportunities from third parties and seeks out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years until our recent expenditure of $1,600,000 in connection with an exclusive right of negotiation and a payment under a co-development agreement with DMI. We will continue reviewing opportunities in the oil and gas and biotechnology industries and in other industries as management becomes aware of appropriate opportunities. Because we will likely need a substantial amount of capital from third parties, there can be no assurance that we will be able to invest in other business opportunities.

During the current fiscal quarter, we expect to spend time and money negotiating a business opportunity with an unaffiliated private company to which we paid $100,000 on November 10, 2004 and $1,500,000 on May 13, 2005. Neither we nor the private company have any obligations other than to engage in good faith negotiations for an agreement which, if completed, will entitle us to participate in certain research and development efforts with the private company.

If the negotiations with the private company are not successful, we will continue to review proposals as received from third parties. In any event, however, we do not have sufficient funds on hand to complete either the transaction with the private company as contemplated or to enter into business arrangements with any other third party. We cannot offer any assurance that it will be able to obtain the financing that we require.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On May 13, 2005, we issued shares of its common stock to a single, offshore, European accredited investor in exchange for its investment of $2,000,000. The following sets forth the information required by Item 701 in connection with this transaction:

     (i) The transaction was completed effective May 13, 2005. We issued a total of 200,000 shares of its common stock to an offshore, European accredited investor.

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

     (iii)The total offering price was $2,000,000. No underwriting discounts or commissions were paid. We paid a finder's fee as described above.

     (iv) We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for these transactions, as well as Regulation D and Regulation S. We did not engage in any public advertising or general solicitation in connection with these transactions. We provided the accredited investors with disclosure of all aspects of our business, including providing the accredited investors with our reports filed with the Securities and Exchange Commission, our press releases, and other financial, business, and corporate information. Based on our investigation, we believes that the accredited investors obtained all information regarding Cogenco they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities for investment purposes.

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

Date: August 11, 2005                         /s/ David W. Brenman
                                              ----------------------------------
                                              David W. Brenman, President
                                              Principal Executive Officer,
                                              Principal Accounting Officer,
                                              Principal Financial Officer and
                                              Director