Form 10QSB
period 2005-09-30
COGENCO INTERNATIONAL INC
filed 2005-11-15
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIE
-----      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------

Commission file number:   2 - 87052 - D
                          -------------

                           Cogenco International, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Colorado                                                 84-0914754
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                           Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X   No
                                       -----     -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act: Yes   XX      No
                                    ------       ------

The number of shares outstanding of the issuer's classes of common stock, as of November 10, 2005 is 2,578,756 shares, $.01 par value.

Transitional Small Business Issuer Disclosure Format:  Yes          No   XX
                                                           ------      ------

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX
                                      -----


                                                                       Page No.
                                                                       --------

PART I. FINANCIAL INFORMATION
-----------------------------

Balance Sheet - March 31, 2005 and September 30, 2005 (unaudited)          3

Statement of Operations - For the Three and Six Months Ended
September 30, 2004 and 2005 and Cumulative Amounts from
Inception of the Development Stage (July 26, 1990) through
September 30, 2005 (unaudited)                                           4-5

Statement of Stockholders' Equity - For the Six Months Ended
September 30, 2005 (unaudited)                                             6

Statement of Cash Flows - For the Six Months Ended September 30, 2004
and 2005 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through September 30, 2005 (unaudited)               7

Notes to Unaudited Financial Statements                                  8-9

Item 2: Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                     10

Item 3: Controls and Procedures                                           12

PART II. OTHER INFORMATION
--------------------------

Signatures                                                                14

Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906 Of the Sarbanes-Oxley Act of 2002

                                            COGENCO INTERNATIONAL, INC.
                                           (A Development Stage Company)
                                                  BALANCE SHEET
                                       March 31, 2005 and September 30, 2005
                                                   (Unaudited)

                                                     ASSETS
                                                     ------

                                                                          March              September
                                                                      -----------             -----------
Current asset:
    Cash, in interest bearing accounts                                $    95,460             $   329,088

Computer equipment, at cost, net of accumulated                              --                     1,834
    depreciation of $3,572
Stand Still Fee and Codevelopment Payments                                100,000               1,450,000
                                                                      -----------             -----------


Total assets                                                          $   195,460             $ 1,780,922
                                                                      ===========             ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                         ------------------------------------
Liabilities:
Current Liabilities:
    Accounts payable                                                  $      --               $     4,937

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                             --                      --
Common stock, $.01 par value; 50,000,000 shares
    authorized, 2,208,756 (March) and 2,578,756 (September)
    shares issued and outstanding                                          22,088                  25,788
Additional paid-in capital                                              2,275,200               5,693,975
Accumulated deficit (including $2,574,317 deficit
    accumulated during the development stage at
    September 30, 2005)                                                (2,101,828)             (3,943,778)
                                                                      -----------             -----------

    Total stockholders' equity                                            195,460               1,775,985
                                                                      -----------             -----------

    Total liabilities and stockholders' equity                        $   195,460             $ 1,780,922
                                                                      ===========             ===========


                                     See accompanying notes and accountant's report.



                                     COGENCO INTERNATIONAL, INC.
                                   (A Development Stage Company)
                                     STATEMENT OF OPERATIONS
                           For the Three Months Ended September 30, 2004 and 2005
                                           (Unaudited)


                                                              2004                        2005
                                                              ----                        ----

Revenues:
   Interest income                                         $        21                 $        69

Costs and expenses:
   Research and development                                       --                     1,800,000
   Legal fees - related party (Note 3)                           1,500                       1,500
   Legal fees                                                    5,135                       3,514
   Consulting and travel expenses-
     related party                                                --                         9,903
   General and administration                                    2,954                       5,518
   Storage expenses                                                297                        --
                                                           -----------                 -----------

        Total costs and expneses                                 9,886                   1,820,435
                                                           -----------                 -----------

            Net loss (Note 2)                              $    (9,865)                $(1,820,366)
                                                           ===========                 ===========

Basic and diluted number of common share                   $      --                   $      (.75)
                                                           ===========                 ===========

Weighted average number of common
  shares outstanding                                         2,006,147                   2,433,104

See accompanying notes and accountant's report.






                                           COGENCO INTERNATIONAL, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF OPERATIONS
                 For the Six Months Ended September 30, 2004 and 2005 and Cumulative Amounts
              from Inception of the Development Stage (July 26, 1990) Through September 30, 2005
                                                     (Unaudited)

                                                                                               Cumulative
                                                                                               amounts from
                                                   2004                      2005                Inception
                                                   ----                      ----                ---------

Revenues:
    Interest income                             $        39             $       126             $    42,236

Costs and expenses:
    Research and development                           --                 1,800,000               1,800,000
    Legal fees - related party (Note 3)               3,000                   3,000                 199,770
    Legal fees                                       10,475                  14,759                  45,370
    Consulting and travel expenses -
      related party                                    --                     9,903                 168,979
    Dry hole costs                                     --                      --                   123,086
    General and administration                        8,465                  14,009                 272,293
    Storage expenses                                    297                     405                   3,483
    Depreciation                                       --                      --                     3,572
                                                -----------             -----------             -----------

      Total costs and expenses                       22,237               1,842,076               2,616,553
                                                -----------             -----------             -----------

        Net loss (Note 2)                       $   (22,198)            $(1,841,950)            $(2,574,317)
                                                ===========             ===========             ===========

Basic and diluted loss per common share         $      (.01)            $      (.78)            $     (1.67)
                                                ===========             ===========             ===========

Weighted average number of common
    shares outstanding                            1,898,046               2,374,002               1,537,190
                                                ===========             ===========             ===========


                                       See accompanying notes and accountant's report.



                                                      COGENCO INTERNATIONAL, INC.
                                                     (A Development Stage Company)
                                                   STATEMENT OF STOCKHOLDERS' EQUITY
                                               For the Six Months Ended September 30, 2005
                                                              (Unaudited)


                                               Common stock                  Additional                           Total
                                         --------------------------           paid-in         Accumulated     stockholders'
                                          Shares           Amount             capital           deficit           equity
                                          ------           ------             -------           -------           ------

Balance at March 31, 2005                2,208,756       $    22,088       $ 2,275,200       $(2,101,828)       $   195,460
Sale of common stock in
 private placements (Note 4)               370,000             3,700         3,418,775              --            3,422,475
Net loss for the six months
 ended September 30, 2005                     --                --                --          (1,841,950)        (1,841,950)
                                       -----------       -----------       -----------       -----------        -----------

Balance at September 30, 2005            2,578,756       $    25,788       $ 5,693,975       $(3,943,778)       $ 1,775,985
                                       ===========       ===========       ===========       ===========        ===========


                                            See accompanying notes and accountant's report.



                                      COGENCO INTERNATIONAL, INC.
                                     (A Development Stage Company)
                                         STATEMENT OF CASH FLOWS
                 For the Six Months Ended September 30, 2004 and 2005 and Cumulative Amounts
              from Inception of the Development Stage (July 26, 1990) Through September 30, 2005
                                              (Unaudited)


                                                        Six months Ended September 30,             Cumulative
                                                        ------------------------------             amounts from
                                                           2004                 2005                 Inception
                                                           ----                 ----                 ---------

Cash flows from operating activities:
    Net loss                                            $   (22,198)          $(1,841,950)          $(2,574,317)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Depreciation expense                                   --                    --                   3,572
        Consulting fees paid directly by
          common stock purchasers                              --                    --                  50,000
        Change in accounts payable                             --                   4,937                 9,934
                                                        -----------           -----------           -----------

        Net cash used in operations                         (22,198)           (1,837,013)           (2,510,811)

Cash flows from investing activities:
    Contract payments                                          --              (1,350,000)           (1,450,000)
    Purchase of computer equipment                             --                  (1,834)               (5,406)
                                                        -----------           -----------           -----------

        Net cash used in investing activities                  --              (1,351,834)           (1,455,406)

Cash flows from financing activities:
    Proceeds from sale of common stock                       40,000             3,422,475             4,295,275
    Short-term borrowings                                      --                    --                 100,000
    Repayments of short-term borrowings                        --                    --                (100,000)
                                                        -----------           -----------           -----------

        Net cash provided by financing
          activities                                         40,000             3,422,475             4,295,275
                                                        -----------           -----------           -----------

Net increase in cash                                         17,802               233,628               329,058

Cash and cash equivalents at
    beginning of year                                        29,512                95,460                    30
                                                        -----------           -----------           -----------

Cash and cash equivalents at
    end of period                                       $    47,314           $   329,088           $   329,088
                                                        ===========           ===========           ===========


                                         See accompanying notes and accountant's report.

                                                               7

1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2005 and September 30, 2005, and the results of operations and cash flows for the periods ended September 30, 2004 and 2005.

2.   Income taxes
     ------------
     No provision for income taxes is required at March 31, 2005 and September 30, 2005 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 2005 and September 30, 2005, total deferred tax assets and valuation allowance are as follows:

                                                    March 31,    September 30,
                                                      2005          2005
                                                      ----          ----
Deferred tax assets resulting from:
  Loss carryforward                                $ 143,600       $ 159,200
  Future deduction for
  research and development                              --           671,400
Valuation allowance                                 (143,600)       (830,600)
                                                   ---------       ---------

                                                   $    --         $    --
                                                   =========       =========

3.   Related party transactions
     --------------------------

     For the period from inception of the development stage to September 30, 2005, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the six months ended September 30, 2004, and 2005, and from inception of the development stage, the Company incurred legal costs of $3,000, $3,000, and $113,049, respectively, from two law firms in which a principal of each law firm is a relative of an officer and director of the Company.

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

     -------------------------------------

     The Employment Agreement commenced effective September 30, 2005 when Cogenco paid a total $3,250,000 to DMI pursuant to a co-development agreement. The employment agreement does not prohibit Mr. D. Brenman from receiving compensation from MJM Asset Management Company Establishment "MJM". The employment agreement was approved by the remaining members of the Cogenco board of directors, including Mr. D. Brenman's father and his brother-in-law.

     Cogenco has raised $3,900,000 through September 30, 2005 from offshore private placements using a Liechtenstein-based fund manager, MJM as a finder. MJM and Cogenco entered into a Finder's Agreement by which Cogenco agreed: to engage MJM on a non-exclusive basis; to pay MJM a finder's fee of 7 1/2% of the funds raised from MJM's European clients; and to reimburse MJM for related expenses. The parties also agreed that each party shall be entitled to indemnification under certain circumstances. MJM has raised $3,900,000 for Cogenco, and Cogenco has paid MJM a $292,500 finder's fee. MJM paid one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will also be entitled to receive one-fifth of the fund manager's profits from making the investment in Cogenco. MJM is owned and operated by Herald Janssen, who, through MJM and Genesis Investment Funds Limited is one of our principal shareholders and has had prior personal relationships with Mr. Brenman.

     In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. With the consent of the unaffiliated landlord, Cogenco has agreed to sublease a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, Inc. or "MIS") for $2,675 per month (Cogenco's cost). MIS will also be responsible for its pro-rata share of other expenses incurred under the lease. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman's father and his brother-in-law.


4.   Stockholders' equity
     --------------------

     For the six months ended September 30, 2005, Cogenco issued 370,000 shares of its common stock to four, offshore, European accredited investors in exchange for their investment of $3,700,000.


5.   Contract payment
     ----------------

     In August 2004, Cogenco entered into a letter agreement with DMI BioSciences, Inc. ("DMI") for an agreement by which Cogenco would participate in the development of a drug for the treatment of asthma in humans. The parties modified this agreement in November 2004 and, pursuant to the modification, Cogenco paid DMI $100,000 and entered into a co-development agreement with DMI. Under the terms of the agreements, as amended, Cogenco paid DMI $3,250,000 by September 30, 2005. Once Cogenco paid DMI the full $3,250,000 it had the right to participate in revenues from sales of the asthma products. The August 2004 letter agreement (as amended) also provides that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). If the business combination does not occur by December 31, 2005, the $3,250,000 investment will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI. Of the total payments of $3,250,000 made to DMI, we included $1,800,000 in research and development expenses in this quarter. This figure represents the amount of funds received by DMI from Cogenco which had been expended by DMI as of September 30, 2005 on research and development expenses and related expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Material Changes in Financial Condition

     At September 30, 2005, we had working capital of $324,151 as compared to working capital of $95,460 on March 31, 2005. The increase is attributable primarily to $3,422,475 in net proceeds from the sale of its common stock, offset in part by expenditures of funds for payment to an unaffiliated company of a "co-development payment" pursuant to the terms of a co-development agreement with DMI Biosciences, Inc. ("DMI") of Englewood, Colorado.

     As previously reported, in August 2004, Cogenco entered into a letter agreement with DMI, for an agreement by which Cogenco would participate in the development of a drug for the treatment of asthma in humans.

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

     DMI's principal place of business is 3601 South Clarkson Street, Suite 420, Englewood, Colorado 80113-3948, telephone 303-798-1929; fax: 303-789-0510.
     DMI's website is www.dmibio.com. DMI is a private company and does not file reports under the Securities Exchange Act of 1934. DMI and Congenco modified the agreements in November 2004, February 2005, and June 2005, and (pursuant to the modifications), Cogenco paid DMI $100,000 as a "stand-still" fee, and entered into a co-development agreement (the "CODA") with DMI. In March 2005, the parties further modified their agreements, effective as of February 22, 2005.

     Under the terms of the agreements, as amended, Cogenco paid DMI $3,250,000 by September 30, 2005. The amount includes a non-refundable $2,500,000 access payment and a non-refundable fee of $650,000. Because Cogenco paid DMI the full $3,250,000 (and assuming, without assurance, that Cogenco meets its other financial obligation to DMI), Cogenco will have the right to participate in revenues from sales of the asthma products.

     Under the CODA, DMI and Cogenco agreed to screen specific chemical compounds ("Compounds") for the treatment of asthma in humans, and to perform research and development on these Compounds with the goal of commercializing any resulting products. Under the CODA, DMI's responsibilities relate primarily to research and development and developing products for commercialization; Cogenco's primary responsibility is to provide the necessary funding, including $3,250,000 which has been paid to date. The CODA establishes an Advisory Committee to supervise and coordinate, in accordance with the terms of this Agreement, all of the activities contemplated by this CODA, including the screening of certain chemical substances, and the research, development and commercialization of products developed for the treatment of asthma in humans. Under the CODA, Cogenco will be an equal member of the Advisory Committee with DMI.
     Cogenco does not currently have sufficient capital to meet its subsequent funding commitments to DMI, and there can be no assurance that adequate financing will be available to Cogenco on reasonable terms when required. These additional commitments are:

     o Funding of research and development activities pursuant to a mutually agreed upon budget;

     o $1,000,000 not later than five days after we commence phase 1 clinical trials of a product;

     o $2,500,000 not later than five days after we commence phase 2 or phase 2a clinical trials of a product;

     o $5,000,000 not later than five days after DMI files a new drug application for a product in a "Major Market Country" as defined in the CODA; and

     o $10,000,000 not later than five days after regulatory approval of a product in a Major Market Country.

     If there are any profits on sales of the product or license fees (which we cannot assure), we will share the profits equally with DMI. Even though the research and development will be accomplished primarily with funds to be provided by Cogenco, the CODA provides that DMI will retain ownership of the intellectual property relating to the Compounds and any products developed. As is indicated above, our rights to participate in the CODA depend on our ability to meet our financial obligations. At the present time we do not have the ability to meet our financial obligations and we cannot offer any assurance that we will be able to do so.

     The August 2004 letter agreement (as amended) also provides that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). The parties have not achieved any agreement with respect to a business transaction and are not likely to negotiate any such agreement until (if ever) Cogenco becomes adequately funded. The parties have not yet commenced discussions for a business combination or for an extension of the December 31, 2005 date, and there can be no assurance that it will succeed in completing any such transaction or extending the date. If the business combination does not occur by December 31, 2005 (or any extension of that date), the $3,250,000 investment paid will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI. Of the total payments of $3,250,000 made to DMI, we included $1,800,000 in research and development expenses in this quarter. This figure represents the amount of funds received by DMI from Cogenco which had been expended by DMI as of September 30, 2005 on research and development expenses and related expenses.

     As described in Cogenco's Form 10-KSB for the year ended March 31, 2005, there are significant risks associated with Cogenco's participation in the CODA with DMI.

     During the quarter, we had an operating loss of $($1,820,366) which was caused principally by costs and expenses consisting of research and development costs of $1,800,000, accounting fees of $2,810, legal fees of $5,014, and miscellaneous expenses of $12,611 with minimal offsetting interest income of $69. No charges have been made for any salary or other compensation payable to our president for the three month period ended September 30, 2005, since our officers have waived any compensation. No charge has been made for rent, since the cost would be minimal. We expect to continue incurring expenses for seeking and evaluating business prospects until it acquires or participates in a business opportunity. Since we became inoperative in 1988, management has been seeking an appropriate acquisition candidate to acquire.

     During the quarter, we raised an additional $1,700,000 (a net of $1,572,500 after payment of a finder's fee to an offshore entity). We issued 170,000 shares for the amount raised, and expended $1,650,000 of the proceeds pursuant to the terms of a co-development agreement with an unaffiliated private company.

     Material Changes in Results of Operations

     The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the business of an acquired company. It is anticipated that the Company will continue to incur losses in the near future. The Company's losses increased significantly during the quarter and six months ended September 30, 2005 as compared to previous years because of the significant research and development expense incurred in connection with the transaction with DMI as described above.

     Plan of Operations

     We are not engaged in any business operations at the present time. Although management receives proposals for business opportunities from third parties and seeks out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years until our recent expenditure of $3,250,000 in connection with an exclusive right of negotiation and a payment under a co-development agreement with DMI. We will continue reviewing opportunities in the oil and gas and biotechnology industries and in other industries as management becomes aware of appropriate opportunities. Because we will likely need a substantial amount of capital from third parties, there can be no assurance that we will be able to invest in other business opportunities.

     During the current fiscal quarter, we expect to spend time and money negotiating a business opportunity with DMI Biosciences, Inc., an unaffiliated private company, to which we have paid a total of $3,250,000 pursuant to a Co-Development Agreement. Neither we nor the private company have any obligations other than to engage in good faith negotiations for an agreement which, if completed, will result in a business combination.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 15 and 20, 2005, we received subscriptions from an offshore, European accredited investor in exchange for a total investment of $1,700,000. The following sets forth the information required by Item 701 in connection with that transaction:

(a) The transaction was completed effective September 15, 2005 (as to $1,300,000) and September 20, 2005 (as to $400,000). We issued 170,000 shares of our common stock to an offshore, European accredited investor whose investment was directed by MJM for certain European clients, each of whom are accredited investors and none of whom are U.S. persons. None of the European clients are otherwise affiliated with Cogenco. As a result of his control of both Genesis Investment Funds Limited and MJM, Mr. Herald A.M.A. Janssen of Lichtenstein controls the right to vote and to dispose of more than 51% of Cogenco's common stock.

(b) There was no placement agent or underwriter for the transaction. We paid a finder's fee of 7 1/2 % of the total amount raised (a total of $127,500) to a Lichtenstein-based fund manager, MJM. The fund manager paid or will pay one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-quarter of the fund manager's profits from making the investment in Cogenco.

(c) The total offering price was $1,700,000. No underwriting discounts or commissions were paid. We paid a finder's fee as described above.

(d) We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction, as well as Regulation D and Regulation S. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided the accredited investor with disclosure of all aspects of our business, including providing the accredited investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investor obtained all information regarding Cogenco it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e) The common stock issued is not exercisable, exchangeable, or convertible. We have no registration obligation relating to the shares of common stock.

(f) We used substantially all of the proceeds received to meet our obligation to pay $1,650,000 to DMI Biosciences, Inc. by September 30, 2005. See a description of this Agreement above under Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations .

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

Date: November 14, 2005                  /s/ David W. Brenman
                                        ----------------------------------------
                                        David W. Brenman, President
                                        Principal Executive Officer,
                                        Principal Accounting Officer,
                                        Principal Financial Officer and Director