Form 10QSB
period 2005-12-31
COGENCO INTERNATIONAL INC
filed 2006-02-14
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

    Suite 1840, 6400 So. Fiddler's Green Circle, Greenwood Village, CO 80111
--------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (303) 758-1357
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

               4085 South Dexter Street, Englewood, Colorado 80113
               ---------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes XX No ___

The number of shares outstanding of the issuer's classes of common stock, as of February 9, 2006 is 2,578,756 shares, $.01 par value.

Transitional Small Business Issuer Disclosure Format:  Yes ___  No XX

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

         Balance Sheet - March 31, 2005 and December 31, 2005 (unaudited)

         Statement of Operations - For the Three and Nine Months Ended December 31, 2004 and 2005 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) through December 31, 2005 (unaudited)

         Statement of Stockholders' Equity - For the Nine Months Ended December 31, 2005 (unaudited)

         Statement of Cash Flows - For the Nine Months Ended December 31, 2004 and 2005 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) through December 31, 2005 (unaudited)

         Notes to Unaudited Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3:  Controls and Procedures

PART II. OTHER INFORMATION

Signatures

Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906 Of the Sarbanes-Oxley Act of 2002

Part I. Financial Information

Item 1 - Financial Statements

                                      COGENCO INTERNATIONAL, INC.
                                     (A Development Stage Company)
                                             BALANCE SHEET
                                  March 31, 2005 and December 31, 2005
                                              (Unaudited)


                                                 ASSETS
                                                 ------

                                                                         March                 December
                                                                     -----------             -----------
Current assets:
    Cash, in interest bearing accounts                               $    95,460             $   185,331
    Certificate of deposit (Note 3)                                         --                    77,450
    Prepaid expense                                                         --                     1,200
                                                                     -----------             -----------

      Total current assets                                                95,460                 263,981

Computer equipment, at cost, net of accumulated                             --                     1,834
    depreciation of $3,572
Stand Still Fee and Codevelopment Payments                               100,000               1,062,094
                                                                     -----------             -----------


Total assets                                                         $   195,460             $ 1,327,909
                                                                     ===========             ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
Liabilities:
Current Liabilities:
    Accounts payable                                                 $      --               $     2,946
    Accounts payable - related party                                        --                       106
                                                                     -----------             -----------

      Total current liabilities                                             --                     3,052

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                            --                      --
Common stock, $.01 par value; 50,000,000 shares
    authorized, 2,208,756 (March) and 2,578,756 (December)
    shares issued and outstanding                                         22,088                  25,788
Additional paid-in capital                                             2,275,200               5,693,975
Accumulated deficit (including $3,025,445 deficit
    accumulated during the development stage at
    December 31, 2005)                                                (2,101,828)             (4,394,906)
                                                                     -----------             -----------

    Total stockholders' equity                                           195,460               1,324,857
                                                                     -----------             -----------

    Total liabilities and stockholders' equity                       $   195,460             $ 1,327,909
                                                                     ===========             ===========

                                                  See accompanying notes.



                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
              For the Three Months Ended December 31, 2004 and 2005
                                   (Unaudited)


                                                       2004            2005
                                                   -----------      -----------

Revenues:
    Interest income                                $        55      $       521

Costs and expenses:
    Research and development                              --            387,906
    Salary - officer                                      --             37,500
    Legal fees - related party (Note 3)                  1,500            1,500
    Legal fees                                           9,324            3,902
    Consulting and travel expenses -
      related party                                      6,695              106
    General and administration                           4,274            9,815
    Rent and storage expenses                              162           10,920
                                                   -----------      -----------

      Total costs and expenses                          21,955          451,649
                                                   -----------      -----------

        Net loss (Note 2)                          $   (21,900)     $  (451,128)
                                                   ===========      ===========

Basic and diluted loss per common share            $     (0.01)     $     (0.17)
                                                   ===========      ===========

Weighted average number of common
    shares outstanding                               2,198,539        2,578,756
                                                   ===========      ===========

                             See accompanying notes.



                                                COGENCO INTERNATIONAL, INC.
                                              (A Development Stage Company)
                                                 STATEMENT OF OPERATIONS
                  For the Nine Months Ended December 31, 2004 and 2005 and Cumulative Amounts from
                    Inception of the Development Stage (July 26, 1990) Through December 31, 2005
                                                      (Unaudited)


                                                                                                     Cumulative
                                                                                                    amounts from
                                                        2004                     2005                 Inception
                                                     -----------             -----------             -----------

Revenues:
    Interest income                                  $        94             $       647             $    42,757

Costs and expenses:
    Research and development                                --                 2,187,906               2,187,906
    Salary - officer                                        --                    37,500                  37,500
    Legal fees - related party (Note 3)                    4,500                   4,500                 201,270
    Legal fees                                            19,799                  18,661                  49,272
    Consulting and travel expenses -
      related party                                        6,695                  10,009                 169,085
    Dry hole costs                                          --                      --                   123,086
    General and administration                            12,739                  23,824                 282,108
    Rent and storage expenses                                459                  11,325                  14,403
    Depreciation                                            --                      --                     3,572
                                                     -----------             -----------             -----------

      Total costs and expenses                            44,192               2,293,725               3,068,202
                                                     -----------             -----------             -----------

        Net loss (Note 2)                            $   (44,098)            $(2,293,078)            $(3,025,445)
                                                     ===========             ===========             ===========

Basic and diluted loss per common share              $     (0.02)            $     (0.94)            $     (1.95)
                                                     ===========             ===========             ===========

Weighted average number of common
    shares outstanding                                 1,998,574               2,442,501               1,554,189
                                                     ===========             ===========             ===========

                                                      See accompanying notes.





                                                       COGENCO INTERNATIONAL, INC.
                                                     (A Development Stage Company)
                                                   STATEMENT OF STOCKHOLDERS' EQUITY
                                              For the Nine Months Ended December 31, 2005
                                                              (Unaudited)


                                             Common stock                 Additional                             Total
                                       ----------------------------         paid-in        Accumulated        stockholders'
                                          Shares          Amount            capital           deficit             equity
                                       ----------       -----------       -----------      ------------        ------------

Balance at March 31, 2005               2,208,756       $    22,088       $ 2,275,200       $(2,101,828)       $   195,460
Sale of common stock in
   private placements (Note 4)            370,000             3,700         3,418,775              --            3,422,475
Net loss for the nine months
   ended December 31, 2005                   --                --                --          (2,293,078)        (2,293,078)
                                      -----------       -----------       -----------       -----------        -----------

Balance at December 31, 2005            2,578,756       $    25,788       $ 5,693,975       $(4,394,906)       $ 1,324,857
                                      ===========       ===========       ===========       ===========        ===========

                                                           See accompanying notes.




                                               COGENCO INTERNATIONAL, INC.
                                              (A Development Stage Company)
                                                STATEMENT OF CASH FLOWS
               For the Nine Months Ended December 31, 2004 and 2005 and Cumulative Amounts from
                 Inception of the Development Stage (July 26, 1990) Through December 31, 2005
                                                      (Unaudited)


                                                       Nine months Ended December 31,              Cumulative
                                                      ---------------------------------           amounts from
                                                          2004                 2005                 Inception
                                                      -----------           -----------           ------------
Cash flows from operating activities:
    Net loss                                          $   (44,098)          $(2,293,078)          $(3,025,445)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Research and development expenses                    --                 387,906               387,906
        Depreciation expense                                 --                    --                   3,572
        Consulting fees paid directly by
          common stock purchasers                            --                    --                  50,000
        Change in prepaid expense                            --                  (1,200)               (1,200)
        Change in accounts payable                           --                   3,052                 8,049
                                                      -----------           -----------           -----------

        Net cash used in operations                       (44,098)           (1,903,320)           (2,577,118)

Cash flows from investing activities:
    Contract payments                                    (100,000)           (1,350,000)           (1,450,000)
    Purchase certificate of deposit                          --                 (77,450)              (77,450)
    Purchase of computer equipment                           --                  (1,834)               (5,406)
                                                      -----------           -----------           -----------

        Net cash used in investing activities            (100,000)           (1,429,284)           (1,532,856)

Cash flows from financing activities:
    Proceeds from sale of common stock                    225,000             3,422,475             4,295,275
    Short-term borrowings                                    --                    --                 100,000
    Repayments of short-term borrowings                      --                    --                (100,000)
                                                      -----------           -----------           -----------

        Net cash provided by financing
          activities                                      225,000             3,422,475             4,295,275
                                                      -----------           -----------           -----------

Net increase in cash                                       80,902                89,871               185,301

Cash and cash equivalents at
    beginning of year                                      29,512                95,460                    30
                                                      -----------           -----------           -----------

Cash and cash equivalents at
    end of period                                     $   110,414           $   185,331           $   185,331
                                                      ===========           ===========           ===========

                                                 See accompanying notes.

                                                           6

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2005


1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2005 and December 31, 2005, and the results of operations and cash flows for the periods ended December 31, 2004 and 2005.

2.   Income taxes
     ------------

     No provision for income taxes is required at March 31, 2005 and December 31, 2005 because, in management's opinion, the effective tax rate for the years will be zero.

     As of March 31, 2005 and December 31, 2005, total deferred tax assets and valuation allowance are as follows:

                                                       March 31,    December 31,
                                                      ----------    ------------
                                                         2005          2005
                                                         ----          ----

Deferred tax assets resulting from:
  Loss carryforward                                   $ 143,600     $ 182,800
  Future deduction for research and development            --         816,100
Valuation allowance                                    (143,600)     (998,900)
                                                      ---------     ---------

                                                      $    --       $    --
                                                      =========     =========

3.   Related party transactions
     --------------------------

     For the period from inception of the development stage to December 31, 2005, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the nine months ended December 31, 2004, and 2005, and from inception of the development stage, the Company incurred legal costs of $4,500, $4,500, and $113,049, respectively, from two law firms in which a principal of each law firm is a relative of an officer and director of the Company.

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2005

3.   Related party transactions (continued)
     -------------------------------------
          o The employee has certain rights in the event of a change of control of Cogenco including a two year extension of his employment term and a requirement that his full salary (through the term of the agreement) be paid to him within 30 days of such change of control. Change of control can also constitute a basis on which the employee can terminate the agreement prematurely.

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

     Cogenco has raised $3,700,000 during the current fiscal year through December 31, 2005 from offshore private placements using a Liechtenstein-based fund manager, MJM as a finder. MJM and Cogenco have entered into a Finder's Agreement by which Cogenco agreed: to engage MJM on a non-exclusive basis; to pay MJM a finder's fee of 7 1/2% of the funds raised from MJM's European clients; and to reimburse MJM for related expenses. The parties also agreed that each party shall be entitled to indemnification under certain circumstances. MJM has raised a total of $3,900,000 for Cogenco, and Cogenco has paid MJM a $292,500 finder's fee. MJM paid one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-fifth of the fund manager's profits from making the investment in Cogenco. MJM is owned and operated by Herald Janssen, who, through MJM and Genesis Investment Funds Limited is Cogenco's principal shareholder and has had prior personal relationships with Mr. Brenman.

     In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square fee at the rate of $5,350 per month over its term of 38 months. With the consent of the unaffiliated landlord, Cogenco has agreed to sublease a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, Inc. or "MIS") for $2,675 per month (Cogenco's cost). MIS will also be responsible for its pro-rata share of other expenses incurred under the lease. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman's father and his brother-in-law. A certificate of deposit of $77,450 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease.

4.   Stockholders' equity
     --------------------

     For the nine months ended December 31, 2005, Cogenco issued 370,000 shares of its common stock to four, offshore, European accredited investors in exchange for their investment of $3,700,000.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2005

5.   Contract payment
     ----------------

     In August 2004, Cogenco entered into a letter agreement with DMI BioSciences, Inc. ("DMI") for an agreement by which Cogenco would participate in the development of a drug for the treatment of asthma in humans. The parties modified this agreement in November 2004 and, pursuant to the modification, Cogenco paid DMI $100,000 and entered into a co-development agreement with DMI for the development of a drug for the treatment of asthma in humans (the "Old CODA"). Under the terms of the agreements, as amended, Cogenco paid DMI $3,250,000 by September 30, 2005. Once Cogenco paid DMI the full $3,250,000 it had the right to participate in revenues from sales of the asthma products but had additional funding obligations as set forth in the Old CODA.

     In January and February 2006, Cogenco and DMI negotiated a restated letter of intent (the "New LOI") which contemplates specific payments of $1,000,000 to DMI at the end of February, March, July, August, September, October and November 2006, for a total of $7,000,000 in additional payments. In addition, the New LOI requires the negotiation of a new co-development agreement (the "New CODA") for the development of a drug for the treatment of multiple sclerosis. The Old CODA will be terminated when Cogenco signs the New CODA, but not later than March 1, 2006 (although the payments that Cogenco has made will be credited to the New CODA). Cogenco expects to complete the negotiations for and to execute the New CODA by then. If the Old CODA is terminated and Cogenco does not enter into the New CODA (after notice and an opportunity to cure), Cogenco's payments under the Old CODA will be automatically converted into 1,000,000 shares of DMI common stock.

     The New LOI also amended the suggestion in the August 2004 letter agreement that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). As set forth in the New LOI, if the business combination does not occur by December 15, 2006, the $3,250,000 investment will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI. The additional payments made to DMI (up to the $7,000,000 discussed in the preceding paragraph) will also be converted into DMI common stock at a price of $3.50 per share.

     Of the total payments of $3,250,000 made to DMI, we included $387,906 in research and development expenses in this quarter ($2,187,906 for the nine months ended December 31, 2005). This figure represents the amount of funds received by DMI from Cogenco which had been expended by DMI as of December 31, 2005 on research and development expenses and related expenses.

Item 2 -- Management's Discussion and Analysis or Plan of Operation

Material Changes in Financial Condition

     At December 31, 2005, we had working capital of $260,929 as compared to working capital of $95,460 on March 31, 2005. The increase is attributable primarily to $3,422,475 in net proceeds from the sale of its common stock, offset in part by expenditures of funds for payment required by a co-development agreement between Cogenco and DMI Biosciences, Inc. ("DMI") of Englewood, Colorado.

     As previously reported, in August 2004, Cogenco entered into a letter agreement with DMI, for an agreement by which Cogenco would participate in the development of a drug for the treatment of asthma in humans. This letter agreement has been supplemented, amended, and extended since then, as described in more detail below.

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

     DMI's principal place of business is 3601 South Clarkson Street, Suite 420, Englewood, Colorado 80113-3948, telephone 303-798-1929; fax: 303-789-0510. DMI's website is www.dmibio.com. DMI is a private company and does not file reports under the Securities Exchange Act of 1934. DMI and Cogenco modified the agreements in November 2004, March 2005 (effective February 2005), June 2005 and December 2005, and entered into a new and restated letter of intent (the "New LOI") in February 2006. Cogenco paid DMI $100,000 as a "stand-still" fee, and entered into a co-development agreement (the "Old CODA") with DMI.

     Under the terms of the agreements, as amended, Cogenco paid DMI a total of $3,250,000 before September 30, 2005. The amount included a non-refundable $2,500,000 access payment and a non-refundable fee of $650,000. Because Cogenco paid DMI the full $3,250,000 (and assuming, without assurance, that Cogenco meets its other financial obligation to DMI), Cogenco will have the right to participate in revenues from sales of the asthma products to the extent that the Old CODA remains effective. The New LOI entered into by Cogenco and DMI in

February 2006 contemplates that the parties will negotiate a new co-development agreement (the "New CODA") for the development of a drug for the treatment of multiple sclerosis (although this New CODA has not yet been executed).

     Under the Old CODA, DMI and Cogenco agreed to screen specific chemical compounds ("Compounds") for the treatment of asthma in humans, and to perform research and development on these Compounds with the goal of commercializing any resulting products. Under the Old CODA, DMI's responsibilities relate primarily to research and development and developing products for commercialization; Cogenco's primary responsibility is to provide the necessary funding, including $3,250,000 which has been paid to date. The Old CODA establishes an Advisory Committee to supervise and coordinate, in accordance with the terms of this Agreement, all of the activities contemplated by the Old CODA, including the screening of certain chemical substances, and the research, development and commercialization of products developed for the treatment of asthma in humans. Under the Old CODA, Cogenco will be an equal member of the Advisory Committee with DMI. Cogenco's rights and obligations are expected to be substantially the same under the New CODA (when executed), although the New CODA will refer to a drug for the treatment of multiple sclerosis rather than asthma in humans.

     Cogenco does not currently have sufficient capital to meet its subsequent funding commitments to DMI, and there can be no assurance that adequate financing will be available to Cogenco on reasonable terms when required. Based on the New LOI (which has been executed by the parties), Cogenco's additional financial obligations are a total of $7,000,000, as follows:

               $1,000,000 on or before February 28, 2006;
               $1,000,000 on or before March 31, 2006;
               $1,000,000 due on or before July 31, 2006;
               $1,000,000 on or before August 31, 2006;
               $1,000,000 on or before September 30, 2006;
               $1,000,000 on or before October 31, 2006; and $1,000,000 on or before November 30, 2006.

In addition to those payment obligations defined by the New LOI, we anticipate that the New CODA will define multi-million dollar payment obligations similar to Cogenco's financing obligations under the Old CODA, as follows:

O Cogenco must Fund research and development activities and Phase 1, Phase 2, Phase 2a, Phase 2b, and Phase 3 preclinical and clinical Trials of Product candidates and Phase 4 post-marketing studies of Products pursuant to a mutually agreed upon budget;

O Cogenco must pay DMI $1,000,000 not later than five days after DMI commences phase 1 clinical trials of a product;

O Cogenco must pay DMI $2,500,000 not later than five days after DMI commences phase 2 or phase 2a clinical trials of a product;

O Cogenco must pay DMI $5,000,000 not later than five days after DMI files a new drug application for a product in a "Major Market Country" as defined in the Old and New CODA; and

O Cogenco must pay DMI $10,000,000 not later than five days after regulatory approval of a product in a Major Market Country.

     If there are any profits on sales of the product or license fees (which we cannot assure) and assuming that we have completed our payment obligations, we will share the profits equally with DMI. Even though the research and development will be accomplished primarily with funds to be provided by Cogenco, the Old CODA provides (and we anticipate that the New CODA will provide) that DMI will retain ownership of the intellectual property relating to the Compounds and any products developed. As is indicated above, our rights to participate in the Old CODA or the New CODA depend on our ability to meet our financial obligations. At the present time we do not have the ability to meet our financial obligations and we cannot offer any assurance that we will be able to do so. The Old CODA will expire on February 28, 2006. If we have not entered into the New CODA by that time, or if we have not paid the first $1,000,000 payment, DMI can declare a default in our obligations, terminate the New LOI, and convert the $3,250,000 payments we have already made into 1,000,000 shares of DMI common stock.

     The New LOI also amended the suggestion in the August 2004 letter agreement that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). As set forth in the New LOI, if the business combination does not occur by December 15, 2006, the $3,250,000 investment will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI. The additional payments made to DMI (up to the $7,000,000 discussed in the preceding paragraph) will also be converted into DMI common stock at a price of $3.50 per share. The parties have not achieved any agreement with respect to a business transaction and are not likely to negotiate any such agreement until (if ever) Cogenco becomes adequately funded. As set forth in the New LOI, if the business combination does not occur by December 15, 2006, the $3,250,000 investment paid will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI. The additional payments made to DMI (up to the $7,000,000) will also be converted into DMI common stock at a price of $3.50 per share.

     Of the total payments of $3,250,000 made to DMI through December 31, 2005, we included $387,906 in research and development expenses in this quarter ($2,187,906 for the nine months ended December 31, 2005). This figure represents the amount of funds received by DMI from Cogenco which had been expended by DMI as of December 31, 2005 on research and development expenses and related expenses. The New LOI requires that the New CODA credit Cogenco's obligations with the full amount paid under the Old CODA.

     As described in Cogenco's Form 10-KSB for the year ended March 31, 2005, there are significant risks associated with Cogenco's participation in the Old CODA with DMI, and those risks continue under the New CODA, if executed.

     During the quarter, we had an operating loss of $(451,128) ($(2,293,078) for the nine month period) which was caused principally by costs and expenses consisting of research and development costs of $387,906, officer's salary of $37,500, rent and storage of $10,920, accounting fees of $4,048, legal fees of $5,402, and miscellaneous expenses of $5,873 with minimal offsetting interest income of $521. Our president's employment agreement became effective October 1, 2005, and as a result we incurred expenses of $37,500 for salaries paid to our president for that three month period.

     No charge was incurred for rent through October 31, 2005 since the cost would be minimal. Effective November 1, 2005, we entered into a 38 month office lease with an unaffiliated party calling for rental payments of $5,360 per month.

     We expect to continue incurring expenses for seeking and evaluating business prospects until we acquire or participate in a business opportunity. Since we became inoperative in 1988, management has been seeking an appropriate acquisition candidate to acquire.

     We raised no additional funds during the quarter ended December 31, 2005 (we did raise a total of $3,700,000 (a net of $3,422,475) after payment of a finder's fee to an offshore entity as described in note 3 to the financial statements, "Related Party Transactions"). We issued 370,000 shares for the capital raised during the nine-month period, and expended $1,650,000 of the proceeds pursuant to the terms of the Old CODA described above in "Management's Discussion and Analysis-Material Changes in Financial Condition" and in note 5 to the financial statements ("Contract Payment").

Material Changes in Results of Operations

     The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the business of an acquired company. It is anticipated that the Company will continue to incur losses in the near future. The Company's losses increased significantly during the quarter and nine months ended December 31, 2005 as compared to previous years because of the significant research and development expense incurred in connection with the transaction with DMI as described above.

Plan of Operations

     We are not engaged in any business operations at the present time except completing our funding obligations to DMI described above in "Management's Discussion and Analysis-Material Changes in Financial Condition" and in note 5 to the financial statements ("Contract Payment"). As discussed above, Cogenco does not have sufficient capital to finish its funding requirements under the Old CODA (to be terminated effective February 28, 2006), the Restated LOI, or (when executed) the New CODA. Cogenco is and will continue to be dependent upon funding provided for these activities by third parties, which funding may not be available to Cogenco when needed, or upon reasonable terms.

     Although management receives proposals for business opportunities from third parties and seeks out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years until our expenditure of $3,250,000 in connection with an exclusive right of negotiation and a payment under the Old CODA with DMI.

     We will continue reviewing opportunities in the oil and gas and biotechnology industries and in other industries as management becomes aware of appropriate opportunities. Because we will likely need a substantial amount of capital from third parties, there can be no assurance that we will be able to invest in other business opportunities.

     During the current fiscal quarter, we expect to spend time and money continuing to negotiate the business opportunity with DMI, to which we have paid a total of $3,250,000 pursuant to the Old CODA. Neither we nor DMI have any obligations other than to engage in good faith negotiations for an agreement which, if completed, will result in the New CODA and, if successful, a business combination.

     If the negotiations with DMI are not successful, we will continue to review proposals as received from third parties. In any event, however, we do not have sufficient funds on hand to complete either the transaction with the private company as contemplated or to enter into business arrangements with any other third party. We cannot offer any assurance that it will be able to obtain the financing that we require.

Off Balance Sheet Arrangements

     We have no off balance sheet arrangements and thus no disclosure is required.

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


Part II - Other Information

Item 1. Legal Proceedings.

        Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the quarter ended December 31, 2005. The following sets forth information regarding such sales during prior quarters. On September 15 and 20, 2005, we received subscriptions from an offshore, European accredited investor in exchange for a total investment of $1,700,000. The following sets forth the information required by Item 701 in connection with that transaction:

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

(f) We used substantially all of the proceeds received to meet our obligation to pay $1,650,000 to DMI BioSciences, Inc. by September 30, 2005. See a description of this Agreement above under Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

     No other information is required in response to this Item 2 inasmuch as a report is not required to be filed pursuant to Rule 463 of the Securities Act of 1933 (Form 10-QSB, Part II, Item 2(b)), and we made no repurchases (Form 10-QSB,
Part II, Item 2(c)).

Item 3. Defaults upon senior securities.

     Not applicable.

Item 4. Submission of matters to a vote of security holders.

     Not applicable.

Item 5. Other information.

     Not applicable.

Item 6. Exhibits

A.      Exhibits

10.1    Restated Letter of Intent dated February 10, 2006 as of January 30, 2006

31.     Certification pursuant to Rule 13a - 14(a).

32.     Certification pursuant to 18 U.S.C. ss.1350.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2005                     /s/ David W. Brenman
                                            ------------------------------------
                                            David W. Brenman, President
                                            Principal Executive Officer,
                                            Principal Accounting Officer,
                                            Principal Financial Officer
                                            and Director