Form 10KSB
period 2006-03-31
COGENCO INTERNATIONAL INC
filed 2006-06-29
CIK 730729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2006

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

                     Suite 1840, 6400 Fiddler's Green Circle
                        Greenwood Village, Colorado 80111
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (303) 221-3680

       Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ X ] No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

     Issuer's revenues for its most recent fiscal year: $1,391.

     Aggregate market value of voting stock held by non-affiliates as of May 31, 2006: $ -0-. There is currently no trading market for the Registrant's securities.

     Number of shares of Common Stock, $.0l par value, outstanding as of May 31, 2006: 2,578,756.

     Documents incorporated by reference: None.

     Transitional Small Business Disclosure Format (check one):

         Yes [   ]  No [ X ]

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

         Cogenco was not successful in the cogeneration business, although it completed one cogeneration facility in Arvada, Colorado, and investigated numerous other cogeneration project opportunities. Cogenco eventually depleted its financial resources and was not able to secure additional capital to continue active business operations. Cogenco ceased active business operations in early 1988. Cogenco has been attempting to locate a business opportunity since that time, has maintained itself as a validly existing Colorado corporation, and has continued to make filings required under the Securities Exchange Act of 1934. Except for a series of equity financings in 2005 and 2006, and the activities described below under "DMI BioSciences," Cogenco has not engaged in any business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years.

         During our 2004 fiscal year, we entered into a letter of intent and then an agreement with DMI BioSciences, Inc. ("DMI") by which we agreed to participate in the development of a drug for the treatment of asthma in humans. The letter of intent also included the parties' agreement to attempt to negotiate a business combination between DMI and Cogenco. This agreement and the subsequent amendments to this agreement are described in more detail below. At the present time, Cogenco is delinquent with respect to payments under the successor to this Agreement, and there can be no assurance that Cogenco will be able to make the required payments or complete any transaction with DMI at any time in the future.

         During our 2005 fiscal year, we raised $240,000 in equity financing from accredited investors. These funds allowed us to make the first $100,000 payment to DMI and to continue to finance our general and administrative and other expenses.

         During our 2006 fiscal year, we raised $3,700,000 in equity financing from accredited investors. These funds allowed us to meet some (but not all) of our payment obligations to DMI and to continue to finance our general and administrative and other expenses.

         We do not have any subsidiary corporations. Given our default status under our agreement with DMI, we may see our investment converted into a minority ownership position in DMI. The address of our principal executive offices and our telephone and facsimile numbers at that address are:

                           Cogenco International, Inc.
                           Suite 1840, 6400 So. Fiddler's Green Circle
                           Greenwood Village, CO 80111
                           Telephone No.: (303) 221-3680
                           Facsimile No.: (303) 759-3553

(b)      Business of Issuer.

         General Information. Since the time Cogenco ceased active business operations in 1988, we have been actively seeking potential business opportunities. Although we have had discussions with several potential candidates, these discussions have not resulted in any agreements or business combinations except as described below under "DMI BioSciences."

         We believe that there are many companies in our position which are seeking business opportunities. In an effort to meet the competition, we have maintained Cogenco's status as a corporation in good standing under Colorado law and we have further filed all required reports with the Securities and Exchange Commission. We will need a significant amount of additional financing in order to identify and complete a business acquisition. To the extent that Cogenco does become involved in business, Cogenco will compete with others in that industry and may be subject to a significant amount of government regulation. The nature of the competition and the amount of regulation will depend on the industry in which Cogenco becomes engaged. We have no patents, patent applications, or other material interest in intellectual property. We do not produce any products or offer any services, and therefore Cogenco is not dependent on any material customer relationships and we do not conduct any research and development, expect for any payments tendered to DMI pursuant to the Old CODA (described below). Since we do not own any real property or engage in any business operations, environmental compliance is not material.

         Cogenco's President, Mr. David Brenman, is the only person who is actively involved in day to day operations of Cogenco and he is also our only employee, although Mr. Brenman is also actively involved in other businesses as well. We anticipate that additional employees and/or consultants will be retained as may be necessary to operate Cogenco in the future, whether in connection with a business combination or otherwise. We believe that our current arrangement is adequate to meet our needs during our current process of pursuing business opportunities.

         DMI BioSciences. In August 2004, we entered into a letter agreement with DMI Biosciences, Inc. ("DMI") of Englewood, Colorado. In November 2004, and pursuant to the August 2004 letter agreement, we entered into a co-development agreement (the "Old CODA") by which Cogenco agreed to participate in the development of a drug for the treatment of asthma in humans. We amended the Old CODA several times to extend Cogenco's payment obligations and other financial commitments, and cancelled the Old CODA in February 2006 in favor of a new co-development agreement (the "New CODA") for the development of a drug for the treatment of multiple sclerosis. As described below, we have not made certain payments required under the New CODA, and at the present time we do not have the financial capability to make those payments.

         DMI Biosciences, Inc. DMI is a privately held biotechnology company engaged in the commercial application of proteomics to discover, develop, and commercialize small-molecule and peptide-based drugs and diagnostics for acute and chronic inflammation in immunologic, vascular, and central nervous system diseases that affect millions of individuals whose needs are currently unmet or underserved. DMI's research efforts focus on the role of proteins and peptides in key pathways of acute and chronic inflammation and involve identifying and elucidating the function of proteins and peptides affecting the inflammatory component of diseases such as acute coronary syndromes, multiple sclerosis, Alzheimer's disease, asthma and cancer. DMI's principal objective is to develop new, proprietary therapeutic products that treat inflammatory processes at their root causes rather than treating only their symptoms. Using a variety of technologies, DMI has isolated compounds based on naturally occurring proteins and peptides implicated in inflammatory diseases, and has obtained a number of patents and filed various patent applications. Screening these compounds has resulted in a robust pipeline of product candidates that DMI expects to develop in collaboration with partners or on its own.

         DMI's pipeline of potential products includes drug candidates targeting multiple sclerosis, pulmonary fibrosis, and Alzheimer's disease, drug candidates targeting inflammatory diseases such as asthma, compounds directed at anti-angiogenic cancer therapy, and biomarkers for ischemia/reperfusion injury, placental ischemia, and acute myocardial infarction. Significant product development operations occur in the United Kingdom. Seven of DMI's eight employees are engaged in research and development. Three of DMI's employees hold a Ph.D. or M.D. degree.

         DMI's principal place of business is 3601 South Clarkson Street, Suite 420, Englewood, Colorado 80113-3948, telephone 303-798-1929; fax: 303-789-0510.
DMI's website is www.dmibio.com. DMI is a private company and does not file reports under the Securities Exchange Act of 1934.

         The Old CODA. The parties modified the August 2004 letter agreement in November 2004 and, pursuant to the modification, Cogenco paid DMI $100,000 and entered into the Old CODA for the development of a drug for the treatment of asthma in humans (the "Old CODA"). Under the terms of the Old CODA and its amendments, Cogenco paid DMI $3,250,000. Under the Old CODA, Cogenco had continuing funding obligations. Once Cogenco paid DMI the full $3,250,000 it had the right to participate in revenues from sales of the asthma products but had additional funding obligations as set forth in the Old CODA.

         The New CODA and the New LOI. Because Cogenco was not able to complete its funding obligations and DMI was unwilling to negotiate the business transaction by December 2005, in January and February 2006, Cogenco and DMI negotiated a restated letter of intent (the "New LOI") and entered into the New CODA for the development of a drug for the treatment of multiple sclerosis. Cogenco and DMI signed the New CODA on February 20, 2006. The New CODA has a stated effective date of January 30, 2006, the expiration date for the last extension of the Old CODA and related LOI. The Old CODA was terminated when Cogenco signed the New CODA (although the payments that Cogenco has made were credited to Cogenco's obligations under the New CODA).

         As a result of the New CODA and the New LOI, Cogenco assumed some additional payment obligations which required Cogenco to pay $1,000,000 to DMI by February 28, 2006 and an additional $1,000,000 by March 31. Cogenco has made neither payment to DMI and does not have the funds necessary to make either payment. DMI has not yet given Cogenco notification of default. Assuming (without assurance) that Cogenco is able to bring its payment obligation to DMI current, the New CODA also obligated Cogenco to pay an additional $5,000,000 to DMI as follows:

         $1,000,000 by July 31, 2006
         $1,000,000 by August 31, 2006
         $1,000,000 by September 30, 2006
         $1,000,000 by October 31, 2006
         $1,000,000 by November 30, 2006

         The New LOI also amended the parties' obligation in the August 2004 letter agreement to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). As set forth in the New LOI, if the business combination does not occur by December 15, 2006, the $3,250,000 investment will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI.

         Any additional payments made to DMI (up to the $7,000,000 discussed above) will also be converted into DMI common stock at a price of $3.50 per share. The parties have not achieved any agreement with respect to a business transaction and are not likely to negotiate any such agreement until (if ever) Cogenco becomes adequately funded.

         Compounds for the Treatment of Multiple Sclerosis. Under the New CODA, DMI and Cogenco agreed to screen specific chemical compounds ("Compounds") for the treatment of multiple sclerosis in humans, and to perform research and development on these Compounds with the goal of commercializing any resulting products. Under the New CODA, DMI's responsibilities relate primarily to research and development and developing products for commercialization; Cogenco's primary responsibility is to provide the necessary funding, including $3,250,000 which has been paid to date. The New CODA also established an Advisory Committee to supervise and coordinate, in accordance with the terms of this Agreement, all of the activities contemplated by the New CODA, including the screening of certain chemical substances, and the research, development and commercialization of products developed for the treatment of multiple sclerosis in humans. Under the New CODA, Cogenco is an equal member of the Advisory Committee with DMI.

         Cogenco does not currently have sufficient capital to meet its subsequent funding commitments to DMI under the New LOI or under the New CODA, and there can be no assurance that adequate financing will be available to Cogenco on reasonable terms when required.

         In addition to our payment obligations to DMI (which are delinquent as described above), the New CODA also defined multi-million dollar payment obligations as follows:

     o Cogenco must fund all research and development activities and Phase 1, Phase 2, Phase 2a, Phase 2b, and Phase 3 preclinical and clinical trials of Product candidates and Phase 4 post-marketing studies of Products pursuant to a mutually agreed upon budget;

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

         If there are any profits on sales of the product or license fees (which we cannot assure) and assuming that we have completed our payment obligations, we will share the profits equally with DMI. Even though the research and development will be accomplished primarily with funds to be provided by Cogenco, the New CODA provides that DMI will retain ownership of the intellectual property relating to the Compounds and any products developed. As is indicated above, our rights to participate in the New CODA depend on our ability to meet our financial obligations. At the present time we do not have the ability to meet our financial obligations and we cannot offer any assurance that we will be able to do so.

         There are significant risks associated with Cogenco's participation in the New CODA with DMI; some of these risks are described in further detail directly below.

         Risks That Cogenco Will Not Be Able to Meet Its Financial Obligations. As proven by Cogenco's inability to meet its financial obligations to DMI in the past, there is a significant risk that Cogenco will not be able to meet its future financial obligations to DMI. These obligations will likely exceed $20 million over a period of time that it takes DMI to continue to develop and test the Compounds. Cogenco's only recourse if it fails to meet its financial obligations is to become a minority shareholder in DMI - a position which, if it occurs, may require Cogenco to consider the applicability of the Investment Company Act of 1940 and the registration requirements and onerous compliance thereunder.

         Risks of Regulatory Approval for Pharmaceuticals. DMI must comply with extensive government regulations in order to obtain and maintain marketing approval for its products in the United States and abroad. DMI must obtain regulatory approvals for its ongoing development activities and before marketing or selling any product. DMI may not receive regulatory approvals to conduct clinical trials of its products or to manufacture or market its products. In particular, DMI may not receive regulatory approval from the FDA or any other regulatory authority to market DMI-7958, DMI's most advanced drug candidate. In addition, regulatory agencies may not grant such approvals on a timely basis or may revoke previously granted approvals.

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

         DMI's product candidates will be subject to extensive and rigorous domestic and foreign government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products. If DMI's product candidates are marketed outside the United States, they will also be subject to similar extensive regulation by foreign governments. DMI must provide the FDA and foreign regulatory authorities, if applicable, with clinical data that appropriately demonstrate the product candidate's safety and efficacy in humans before they can be approved for the targeted indications. We cannot predict whether regulatory approval will be obtained for any product candidate that DMI is developing or plans to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, and novelty of the product, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. In addition, we may encounter delays or rejections based upon additional governmental regulation resulting from future legislative or administrative action or changes in FDA policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approvals may:

     - adversely affect the commercialization of any product candidates that DMI develops;

     - diminish any competitive advantages that such product candidates may have or attain; and

     - adversely affect revenues or receipt of royalties from the sale of the products.

         Furthermore, any required regulatory approvals, if granted, may be withdrawn. If DMI fails to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, it may be subject to restrictions, including:

     -    delays in clinical trials or commercialization;

     - refusal by the FDA to review pending applications or supplements to approved applications;

     -    product recalls or seizures;

     -    suspension of manufacturing;

     -    withdrawals of previously approved marketing applications; and

     -    fines, civil penalties, and criminal prosecutions.

         The ability to market a product outside of the United States is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. Foreign regulatory approval processes typically involve similar risks to those associated with obtaining FDA approval and may include additional risks. In addition, the requirements governing the conduct of clinical trials and marketing authorizations, and the time required to obtain requisite approvals, may vary widely from country to country and differ from that required for FDA approval.

         Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. Under the decentralized procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. The mutual recognition process results in separate national marketing authorizations in the reference member state and each concerned member state. The chosen regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. In addition, these approvals, if obtained, may take longer than anticipated. We cannot assure you that any of DMI's product candidates will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized.

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

         DMI's current and future product candidates may be covered by third-party patents or other intellectual property rights, in which case DMI would need to obtain a license or sublicense to these rights in order to develop or commercialize them. Any required licenses may not be available to DMI on acceptable terms, if at all. If DMI does not obtain any required licenses or sublicenses, DMI could encounter delays in the development of the Compounds under the New CODA or it could be prevented from manufacturing and commercializing our products. If it is determined that DMI has infringed on an issued patent, DMI could be compelled to pay significant damages, including punitive damages. In cases where DMI has licensed intellectual property, their failure to comply with the terms and conditions of such agreements could harm our business.

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

         Risks of Competition in the Biotechnology Industry. The biotechnology industry is highly competitive and subject to rapid technological changes. As a result we may be unable to compete successfully or develop innovative products, which could jeopardize our investment in DMI.

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

         Risks of Clinical Trials. There are significant uncertainties and complexities present in development stage biopharmaceutical companies such as Cogenco (with respect to the New CODA) and DMI. In order to receive regulatory approval for the commercialization of the Compounds under the New CODA or any other product that we may seek to develop with DMI or any other business, the person developing the product must conduct extensive clinical trials to demonstrate any developed product's safety and efficiency. Clinical testing is expensive and can take many years to complete, and its outcome is uncertain. Delays or clinical setbacks may occur at any time. If the clinical trials for product candidates are unsuccessful or delayed, we could be delayed or precluded from further developing or selling the product candidates.

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

         DMI has limited experience in conducting and managing large clinical trials. To date, we understand that all of DMI's clinical trials have been conducted by third parties under contract, and we understand that this is a standard procedure for smaller biotechnology companies. If third-party vendors do not perform or fail to comply with strict regulations, the clinical trials for product candidates may be delayed or unsuccessful.

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

         No Research and Development Expenditures. Cogenco has spent no funds for research and development activities during the past two fiscal years, expect for any payments tendered to DMI pursuant to the Old CODA (described above). Under the New CODA (described above), we are responsible for funding certain of DMI's research and development activities.

         Employees. Mr. David Brenman is currently our only employee pursuant to an employment agreement that became effective on September 30, 2005, as described in Item 10 below.

Item 2.  Description of Property.
         -----------------------

         Cogenco currently maintains its offices at Suite 1840, 6400 South Fiddler's Green Circle, Greenwood Village, CO 80111. Rent is paid to the unaffiliated landlord at $5,350 per month. Cogenco's office space includes approximately 3,210 square feet and is subject to a lease that expires December 30, 2008. Cogenco shares the leased premises with certain companies related to Mr. David Brenman who reimburse Cogenco for a portion of the rent. See Item 12 - "Certain Relationships and Related Transactions." Management believes that this arrangement will be suitable for its needs for the immediate future.

         Cogenco owns no real property and no material personal property.

Item 3.  Legal Proceedings.
         -----------------

         Cogenco is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

(a)      Market Information.

         Our common stock is not eligible for listing on the NASDAQ system. Trading, if any, has been strictly limited to the over-the-counter market. In the past, the Common Stock has been quoted from time to time in the "Pink Sheets" maintained by the National Quotation Bureau, Inc. Since 1988, we do not believe that any established trading market has existed for our common stock. We are not aware of any public sales of our common stock for more than the past two years, and consequently we are unable to report any market information.

(b)      Holders.

         The approximate number of record holders of our $.0l par value common stock as of May 31, 2006 was 767. This figure does not reflect an indeterminable number of shareholders whose shares may be held in "street name."

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

(e)      Sales of Unregistered Securities (Item 701 information).

         On May 13, 2005, we received subscriptions from a single, offshore, European accredited investor in exchange for his investment of $2,000,000. The following sets forth the information required by Item 701 in connection with that transaction:

(a) The transaction was completed effective May 13, 2005. We issued 200,000 shares of our common stock to one offshore, European accredited investor.

(b) There was no placement agent or underwriter for the transaction. We paid a finder's fee of 7 1/2% of the total amount raised (a total of $150,000) to a Lichtenstein-based fund manager, MJM Asset Managers. The fund manager paid one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-quarter of the fund manager's profits from making the investment in Cogenco.

(c) The total offering price was $2,000,000. No underwriting discounts or commissions were paid. We paid a finder's fee as described above.

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

(f) We paid $1,500,000 to DMI Biosciences in accordance with the Old CODA described in the DMI BioSciences Section above.

         On September 15 and 20, 2005, we received subscriptions from an offshore, European accredited investor in exchange for a total investment of $1,700,000. The following sets forth the information required by Item 701 in connection with that transaction:

(a) The transaction was completed effective September 15, 2005 (as to $1,300,000) and September 20, 2005 (as to $400,000). We issued 170,000 shares of our common stock to an offshore, European accredited investor whose investment was directed by MJM for certain European clients, each of whom are accredited investors and none of whom are U.S. persons. None of the European clients are otherwise affiliated with Cogenco. As a result of his control of both Genesis Investment Funds Limited and MJM, Mr. Herald A.M.A. Janssen of Lichtenstein controls the right to vote and to dispose of more than 51% of Cogenco's common stock. . (b) There was no placement agent or underwriter for the transaction. We paid a finder's fee of 7 1/2 % of the total amount raised (a total of $127,500) to a Lichtenstein-based fund manager, MJM. The fund manager paid one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-quarter of the fund manager's profits from making the investment in Cogenco.

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

(f) We used substantially all of the proceeds received to meet our obligation to pay $1,650,000 to DMI Biosciences, Inc., on September 30, 2005.

(f) Purchases of Equity Securities by Cogenco and its Affiliates (Item 703 information).

         Not applicable since Cogenco's common stock is not registered under
Section 12 of the Securities Exchange Act of 1934.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

Going Concern Qualification

         Because of our lack of revenues, lack of working capital, our inability to meet certain of our contractual obligations, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses. The opinion of our auditors for the year ended March 31, 2006, expresses the following concerns about our ability to continue as a going concern if we do not receive the Minimum proceeds of this offering:

         "...the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern."

(the "Going Concern Qualification"). This condition has continued since those financial statements, and we expect that these conditions will continue for the foreseeable future unless we are able to raise a substantial amount of additional financing. In view of the matters described herein and in Note 1 to our financial statements, our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to raise the capital necessary to meet our financial requirements on a continuing basis.


Results of Operations

Years Ended March 31, 2006 and 2005.

         As stated above, Cogenco has been essentially inactive since early 1988 until the 2006 fiscal year. During this time we investigated investment alternatives in the oil and gas and biotechnology industries but, to date, we have been unsuccessful in completing any such transaction. Even though we recently increased our activity with additional funding and our agreements with DMI, we have still not engaged in any business operations or received revenues for more than the past ten years.

         We have recognized net losses of $(3,237,630) for the fiscal year ended March 31, 2006 and $(59,052) for the fiscal year ended March 31, 2005. Our losses in 2005 and 2006 have increased substantially over losses recognized during earlier years because of the increased activity in connection with our financing activities and negotiations with DMI. We anticipate that our expenditures and, consequently, our net loss from operations, will continue to increase as we become more active in pursuing the business opportunity with DMI and other possibilities, provided that we have sufficient financing available to us.

         Ultimately, our ability to survive will depend on achieving positive cash flow from operations in sufficient amount to finance our continuing operations and other business activities. We cannot offer any assurance that we will be able to achieve this goal.

Liquidity and Capital Resources

         Cogenco has been without adequate funds since 1987 through the 2006 fiscal year and subsequently. At the time we ceased active business operations, Cogenco was essentially out of money. We did not raise any substantial amounts of money for Cogenco until the 2005 fiscal year during which we raised $240,000 and the 2006 fiscal during which we raised $3,700,000, these funds were invested by accredited and offshore (non-U.S.) investors.

         At March 31, 2006, Cogenco had current assets of $183,318 and working capital of $179,641, as compared to current assets and working capital of $95,460 at March 31, 2005. The increased working capital was entirely due to funds provided by accredited and offshore investors in May and September 2005.

         As stated above under "Going Concern Qualification" and in the Risk Factors, below, we do not believe that the working capital currently available is sufficient to maintain our activities for more than several months, at best. Our available capital is insufficient to permit us to meet our obligations to DMI as required by the New CODA or to engage in any other business opportunity. If we were to hold a shareholders' meeting, actively pursue a business opportunity, or engage in business operations, we will be required to raise a significant amount of additional capital to pay for these activities. There can be no assurance that we will be able to raise any such capital, or that the terms on which we can raise any capital will be commercially reasonable.

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

         As is evidenced by the funds necessary to complete our obligations to DMI under the New CODA, we will not be able to pursue any business opportunity without a substantial amount of funding provided from third parties. Consequently, we cannot offer any assurance that we will be able to complete our obligations with respect to DMI or obtain the funds necessary to invest in other business opportunities.

Off Balance Sheet Arrangements

         None.

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

         We have had little working capital for more than the past five years. Although we raised $240,000 during our fiscal 2005 and $3,700,000 during our fiscal 2006, our payment obligations to DMI, as discussed above, have resulted in significantly greater expenses. We may be required by lack of funds to reduce our operations to our previous level of only nominal operations to minimize our corporate general and administrative expenses.

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

Our financial statements reflect a "going concern" qualification.

         Because of our lack of revenues, lack of working capital, our inability to meet certain of our contractual obligations, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses. The opinion of our auditors for the year ended March 31, 2006, expresses the following concerns about our ability to continue as a going concern if we do not receive the Minimum proceeds of this offering:

         "...the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern."

(the "Going Concern Qualification"). This condition has continued since those financial statements, and we expect that these conditions will continue for the foreseeable future unless we are able to raise a substantial amount of additional financing. In view of the matters described herein and in Note 1 to our financial statements, our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to raise the capital necessary to meet our financial requirements on a continuing basis.

We are currently delinquent on payments due to DMI and, if DMI declares default, we will lose our opportunity to participate in the development of drugs for the treatment of multiple sclerosis, for which we have paid $3,250,000.

         For the reasons set forth under "Going Concern Qualification," above, we are delinquent in our payment obligation to DMI since March 1, 2006. Although DMI has not declared us to be in default, it has the right to do so on ten days' notice. Such a default would terminate our interest in the New CODA and, ultimately, result in our payments being converted into a minority interest in DMI. At that point, we will have little opportunity to influence DMI's operations or business, and we will be dependent on DMI for any return on our investment. At the present time we do not have any capability of making up the missed payments totaling $2,000,000 at present, or making any payments in the future. We are wholly dependent on additional financing and we cannot be assured that it will be available.

         Even if we make the $7,000,000 in payments to DMI due through November 30, 2006 (as to which we can offer no assurance), we will still have significant financial obligations to DMI which we may not be able to meet.

If our investment in the New CODA is converted into a minority interest in DMI, we may become subject to regulation under the Investment Company Act of 1940, regulation that will impose significant responsibilities and restrictions on our ability to do business.

         If our investment in the New CODA is converted into shares of DMI common stock, we will likely become an investment company as that term is defined in the Investment Company Act of 1940 (the "Company Act"). As an investment company, we will be subject to a significant amount of additional regulation, significant restrictions in our ability to do business, and significant restrictions on any relationship with affiliates. We will also be subject to more detailed SEC scrutiny and subject to the registration and reporting requirements of the Company Act in addition to the reporting requirements of the 1934 Act.

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

         Specifically, the subject of our New CODA, Compounds, are a new application which may or may not successfully treat multiple sclerosis. There is a significant amount of work that needs to be accomplished before we will know whether we have a product that merits testing. Even if the testing is successful and we are able to obtain regulatory approval for any product in the United States or elsewhere, we cannot offer any assurance that we will be able to market the product successfully or profitably.

We have a history of losses and have never engaged in the profitable operation of our business.

         We have had a history of operating losses and cash flow deficits, and our financial statements reflect a Going Concern Qualification as described above. We have never engaged in the profitable operation of a business, and there can be no assurance that we will ever be able to do so.

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

         David W. Brenman is the only person who has devoted a substantial amount of time to our business during the past five years, and his father has acted as legal counsel. If we are to succeed in any activity (which cannot be assured), it will be as a result of the efforts of Messrs. Brenman. Albert Brenman does not have any employment agreement or any obligation to continue providing services to Cogenco, and there can be no assurance that he will continue to do so. David Brenman's employment Agreement with Cogenco became effective on September 30, 2005; although we have paid Mr. David Brenman's salary through May 31, 2006, we do not have sufficient funds to pay Mr. Brenman's salary through the remainder of our current fiscal year. As described above under "Going Concern Qualification," we cannot offer any assurance that we will be able to raise such funds when necessary.

We are controlled by only a few officers and directors and, consequently, purchasers of our shares will have very little ability to elect or control our management.

         Our directors and officers beneficially own approximately 37.4% of the outstanding shares of Common Stock as of June 15, 2006, and, accordingly, may have the ability to elect a majority of our directors of Cogenco and otherwise to control Cogenco. As a result, such persons, acting together, will have the ability to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

Our common stock is vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring our shares may be unable to resell their shares at a profit as a result of this volatility.

         No market exists for our common stock, and we cannot offer any assurance that any market will develop. As a result, the trading price of our securities can be impacted by very low sales volumes, general market conditions, and other events and factors. The securities markets themselves have from time to time and recently experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In
                                                                       --
addition, the realization of any of the risks described in these "Risk Factors"
-------------------------------------------------------------------------------
could have a significant and adverse impact on such market prices.
-----------------------------------------------------------------

SEC penny stock regulations limit the ability to trade our securities.

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

         Our stock price may decline by future sales of our shares or the perception that such sales may occur. As of June 15, 2006, all of the shares of Common Stock held by our officers, directors, and our principal stockholder constitute "restricted shares" or "control shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

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

Our president, Mr. David Brenman, is involved in other concurrent business opportunities.

         The board of directors by resolution dated May 5, 2005, agreed to permit Mr. David Brenman to pursue a business opportunity with respect to certain imaging devices that are being developed by members of the Edwin L. Adair family individually and through a family corporation, Micro-Imaging Solutions, Inc. ("MIS"). MIS is involved in the research and development of small scale high resolution medical devices.

         The board of directors by resolution dated April 3, 2006, also agreed to permit Mr. Brenman to pursue a business opportunity in the oil and gas industry with respect to Western Pacific Energy, LLC, in which he has invested and participates as a manager ("WPE").

         Mr. Brenman's activities with respect to MIS and WPE could cause time conflicts and other various conflicts of interest with respect to his duties and obligations to Cogenco. In addition, Mr. Brenman's association with MIS and WPE could diminish his ability to obtain additional financing on behalf of Cogenco if he is also providing such assistance to MIS and/or WPE.

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


Item 7.  Financial Statements.
         --------------------

The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:
                                                                   Page No
                                                                   -------
         Report of Independent Certified Public
           Accountants                                               F-1

         Balance Sheet - March 31, 2006 and 2005                     F-2

         Statement of Operations - For the Years Ended
           March 31, 2006 and 2005 and Cumulative Amounts
           from Inception of the Development Stage (July 26,
           1990) through March 31, 2006                              F-3

         Statement of Stockholders' Equity
         For the Period from Inception of the Development
         Stage (July 26, 1990) through March 31, 2006                F4-F7

         Statement of Cash Flows - For the Years
           Ended March 31, 2006 and 2005 and
           Cumulative Amounts from Inception of
           the Development Stage (July 26, 1990) through
           March 31, 2006                                            F-8

         Notes to Financial Statements
           March 31, 2006 and 2005                                    F-9 - F17



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
           ----------------------------------------------------------------

         Since inception, Cogenco has not filed a Form 8-K reporting a change of accountants, nor has there been any material disagreement with its accountants on any matter regarding accounting or financial disclosure.

Item 8A. Controls and Procedures.
         -----------------------

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

(b)      Changes in Internal Controls.
         ----------------------------

         There were no changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         --------------------------------------------------------------

(a)      Identification of Directors and Executive Officers.

         The directors of Cogenco are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of Cogenco are elected by the Board of Directors and hold office until their successors are elected and qualified.

         The current sole officer and directors of Cogenco are:

Name                       Age         Position
----                       ---         --------

David W. Brenman           50          Director, President, Secretary and
                                       Treasurer since 1985

Albert Brenman             80          Director, since 2004

Robert A. Melnick          50          Director, since 2004

The directors intend to appoint additional directors when appropriate.

         David W. Brenman has been since 1988 engaged as an independent financial consultant and beginning in September 2005, Mr. Brenman is now an employee of Cogenco. From 1984 until the present Mr. Brenman has served as President and Director of Cogenco and also serves as Treasurer and Secretary of Cogenco. From 1987 to 1988, Mr. Brenman was a Vice President of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc. From 1979 until 1984, Mr. Brenman was an associate with the law firm of Brenman Raskin & Friedlob, P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law. Mr. Brenman received a B.A. degree from the University of Washington in accounting, a J.D. degree from the University of Denver, College of Law, and an L.L.M. in taxation from New York University.

Since 1994 and until March 2003, he served as President of Taltos S.p.A., a Company engaged in the production of light-weight stone products. As described below under "Certain Relationships and Related Party Transactions," Mr. Brenman is also engaged in business through Micro-Imaging, Inc. and Western Pacific Energy, LLC.

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

         Albert Brenman, father of David W. Brenman, has been a Director of Cogenco since March 10, 2004. He and the law firms with which he was associated have represented Cogenco since its inception in June of 1983. Mr. Brenman graduated from the University of Denver where he received a BSBA with a major in accounting and the University of Denver College of Law, receiving a J.D. degree. Mr. Brenman has practiced law in Denver, Colorado with various law firms from 1953 until his retirement in August of 2001. Mr. Brenman's law specialty is corporate, business and securities law. Mr. Brenman will devote such time as may be necessary to the affairs of Cogenco.

         Robert A. Melnick has been engaged in the field of automotive finance since 1995. Mr. Melnick served in the capacity as Finance Director for Chesrown Automotive, which was acquired by AutoNation in 1997. Mr. Melnick continued to serve in that capacity for AutoNation until January 2004. Since January 2004, Mr. Melnick has been an independent consultant in the financial services area of the automotive industry. Since August, 2004, Mr. Melnick has served as Business Manager for Prestige Imports, Inc., Lakewood, Colorado. Mr. Melnick received his B.A. from Drake University and M.S. from Carnegie-Mellon University.

(b)      Significant Employees.

         Other than Mr. David Brenman, we have no significant employees at the present time.

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

Item 10.  Executive Compensation.
          ----------------------

Cash Compensation.

         In November 2004, we entered into an employment contract with David Brenman which became effective on or about September 30, 2005, when we paid DMI $3,250,000 for participation in the co-development agreement. The employment agreement was approved by our board of directors, including David Brenman's father and brother-in-law. The material terms of David Brenman's employment agreement are as follows:

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

          o The employment agreement does not prohibit David Brenman from receiving compensation from MJM.

         We have paid Mr. Brenman his salary as due under the employment agreement through May 31, 2006, but unless we obtain a substantial amount of additional financing, we will be unable to make future payments to him as required under his employment agreement.

Compensation Under Plans.

         There are no currently effective stock option or bonus plans.

Other Compensation.

         We pay Albert Brenman a retainer of $500 per month ($6,000 per year) for supervising our accounting and legal matters. Other than as described above, we have not paid compensation to any officer or director for services rendered during the last three fiscal years.

Compensation of Directors.

         We do not pay our directors for their services in that capacity. We do reimburse our officers and directors for out-of-pocket expenses incurred by them in connection with our business. Currently, we do not pay any directors fees for attendance at board meetings.

         We have no other arrangements pursuant to which any of our directors was compensated during the fiscal year ended March 31, 2006 for services as a director.

Termination of Employment and Change in Control.

         We have no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment except as described above for the employment agreement with David Brenman.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

(a) (b) Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information as of May 31, 2006, as to the beneficial ownership of shares of our only outstanding class of securities, our common stock, by each person who, to our knowledge at that date, was a beneficial owner of 5% or more of the outstanding shares of our common stock, by each person who is an officer and/or director, and by all of our officers and directors as a group. The table does not include information regarding shares of common stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of our common stock. The percent of class is based on 2,578,756 shares outstanding as of June 26, 2006.

                                          Amount of Beneficial
                                                Ownership
Name and Address of                        (ownership is direct      Percent
Beneficial Owner                        unless otherwise noted)      of Class

--------------------------------------------------------------------------------
David W. Brenman                                497,042               19.3%
4085 So. Dexter Street
Englewood, CO 80113
--------------------------------------------------------------------------------
Genesis Investment Funds Limited               1,083,334              42.0%
Pflugstrasse 28, P.O. Box 1143
FL-9490 Vaduz, Liechtenstein
(1, 2, 3, 4, 6)
--------------------------------------------------------------------------------
MJM Asset Management C.E.                       390,000               15.2%
Meirhofstrasse 116
FL-9495 Triesen, Liechtenstein
(1,2, 5, 6)
--------------------------------------------------------------------------------
Albert Brenman                                  367,247               14.3%
4400 East Oxford Place
Englewood, CO 80110
--------------------------------------------------------------------------------
Robert A. Melnick                               100,000               3.8%
--------------------------------------------------------------------------------
Officers and directors as a group
(three persons)                                 964,289               37.4%
--------------------------------------------------------------------------------

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

(2) Mr. Janssen also controls MJM Asset Management Company Establishment, a company he founded in 1997. MJM Asset Management serves private investors and institutional clients with its main focus on biotechnology investments. Cogenco has paid MJM Asset Management a finders' fee of 7 1/2% of the $2,000,000 in funds raised by MJM Asset Management for Cogenco to date. Mr. Janssen's address is Matschils 23, LI-9495 Triesen, Liechtenstein.

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

(5) MJM Asset Management holds these shares in accounts for four European clients, including 200,000 shares (8.3%) owned by Wojciech Hajduk, Ciepielowek 1, 67-413 Krzepielow, Poland, and 170,000 shares (6.6%) owned by Hypo Investment Bank Liechtenstein AG. Mr. Janssen has signature authority and thus the ability to direct investment decisions and voting on behalf of these European clients.

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

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

(a) (b) (c) Transactions with Management and Others.

         Compensation Arrangements. We pay Albert Brenman a retainer of $500 per month ($6,000 per year) for supervising our accounting and legal matters and for storage of our records.

         In November 2004, our board of directors approved an employment agreement with our president, David W. Brenman. That employment agreement became effective on or about September 30, 2005, and contains the terms and conditions described above.

         On May 13, 2005, we raised $2,000,000, and again on September 15 and 20, 2005, we raised a total of $1,700,000, from offshore private placements using a Liechtenstein-based fund manager, MJM, as a finder which have resulted in compensation paid and (in the future) payable by MJM to David W. Brenman, our president. MJM is operated by Herald A.M.A. Janssen, who, through MJM and Genesis Investment Funds Limited., is our principal shareholder and has had prior personal relationships with David Brenman.

         The finder's agreements between Cogenco and MJM contain our agreement to engage MJM as a finder, on a non-exclusive basis, with an obligation to pay it a finder's fee of 7 1/2% of the funds raised from MJM's European clients. We also agreed to mutual indemnification obligations and to reimburse MJM for certain expenses. As a result of the finder's fee agreements, we have paid approximately $287,000 to MJM from the funds raised to date.

         At the time the disinterested directors of Cogenco approved the arrangements with MJM, they understood that MJM has an obligation to pay one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will also be entitled to receive one-fifth of the fund manager's future profits (if any) from making the investment in Cogenco.

         The board of directors by resolution dated May 5, 2005, agreed to permit Mr. David Brenman to pursue a business opportunity with respect to CMOS imaging devices that are being developed by members of the Edwin L. Adair family individually and through a family corporation, MIS. MIS is involved in the research and development of small scale high resolution medical devices. The Board of Directors determined that the business opportunity with MIS is not a corporate opportunity of Cogenco, and that David Brenman is entitled to pursue such opportunity outside of his employment responsibilities with Cogenco, provided that such activities do not unreasonably interfere with his employment activities with Cogenco or compromise any trade secrets or confidential or non-public information relating to Cogenco.

         The board of directors by resolution dated April 3, 2006, agreed to permit Mr. David Brenman to pursue a business opportunity in the oil and gas industry with respect to WPE, in which he wants to invest and participate as a manager. WPE is in the process (as of May 31, 2006) of attempting to acquire certain producing properties located in North Dakota. The Board of Directors determined that the business opportunity with WPE is not a corporate opportunity of Cogenco, and that David Brenman is entitled to pursue such opportunity outside of his employment responsibilities with Cogenco, provided that such activities do not unreasonably interfere with his employment activities with Cogenco or compromise any trade secrets or confidential or non-public information relating to Cogenco.

         In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. Commencing April 1, 2006, Cogenco has subleased a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, Inc. or "MIS") for $2,675 per month (Cogenco's cost). MIS will also be responsible for its pro-rata share of other expenses incurred under the lease. The sublease is on a month-to-month basis, and Cogenco expects that MIS' use of the office space will continue during the remaining term of Cogenco's lease, depending on MIS's financial capabilities. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman's father and his brother-in-law. A certificate of deposit of $78,120 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease.

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

3.3 Articles of Amendment to the Articles of Incorporation, incorporated by reference from the Form 8-K dated August 16, 1993 filed August 26, 1993.

10.1 Employment Agreement with David W. Brenman, incorporated by reference from the Form 10-KSB for the year ended March 31, 2005, filed June 24, 2005.

10.2 Amended letter of intent with DMI BioSciences dated November 5, 2004, incorporated by reference from the Form 10-KSB for the year ended March 31, 2005, filed June 24, 2005.

10.3 Co-development agreement with DMI BioSciences, Inc. dated November 21, 2004 (confidential treatment requested) (incorprated by reference from the Form 10-KSB for the year ended March 31, 2005, filed June 24, 2005.

10.4 Extension agreement with DMI BioSciences, Inc. dated January 21, 2005, incorporated by reference from the Form 10-KSB for the year ended March 31, 2005, filed June 24, 2005.

10.5    Second extension agreement with DMI BioSciences, Inc. dated
        February 22, 2005 incorporated by reference from the Form 10-KSB for the year ended March 31, 2005, filed June 24, 2005.

10.6 Third extension agreement and second amendment to letter of intent with DMI BioSciences, Inc. dated June 7, 2005, incorporated by reference from the Form 10-KSB for the year ended March 31, 2005, filed June 24, 2005.

Number  Description
------   ----------

10.7    Co-development agreement with DMI BioSciences, Inc. dated
        February 20, 2006 (confidential treatment requested), incorporated by reference from the Form 8-K dated February 20, 2006, filed
        February 23, 2006.

31*     Certification pursuant to Rule 13a-14(a).

32*     Certification pursuant to 18 U.S.C. ss.1350.

*       Filed herewith.

Item 14. Principal Accountant Fees and Services.
         --------------------------------------

(a)      Audit Fees.

         Our principal accountant, Causey, Demgen & Moore, Inc., billed us aggregate fees in the amount of approximately $6,400 for the fiscal year ended March 31, 2005 and $11,865 for the fiscal year ended March 31, 2006. These amounts were billed for professional services that Causey, Demgen & Moore, Inc. provided for the audit of our annual financial statements, review of the financial statements included in our report on Form 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)      Audit-Related Fees.

         Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $370 for the fiscal year ended March 31, 2005 and $923 for the fiscal year ended March 31, 2006, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)      Tax Fees

         Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $595 for the fiscal year ended March 31, 2005 and approximately $695 for the fiscal year ended March 31, 2006, for tax compliance, tax advice, and tax planning.

(d)      All Other Fees

         Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $-0- for the fiscal years ended March 31, 2006 and 2005, for other fees.

(e)      Audit Committee's Pre-Approval Practice

         Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the Board of Directors (or the Board of Directors as a whole if there is no audit committee appointed), or unless the services meet certain de minimis standards. Since Cogenco has no audit committee, the Board of Directors pre-approved the audit services and tax services that Causey, Demgen & Moore, Inc. performed for Cogenco during the fiscal years ended March 31, 2005 and 2006, and has pre-approved that firm's continuation of those services.


         The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

                            Percentage of total fees paid to
                             Causey, Demgen & Moore, Inc.
------------------------------------------------------------ -------------------

                                     Fiscal Year 2006      Fiscal Year 2005
--------------------------------------------------------------------------------

Audit fees                                 88%                  87%
--------------------------------------------------------------------------------
Audit-related fees                          7%                   5%
--------------------------------------------------------------------------------
Tax fees                                    5%                   8%
--------------------------------------------------------------------------------
All other fees                              0%                   0%
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

Date:    June 28, 2006
                                    COGENGO INTERNATIONAL, INC.



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

Date:    June 28, 2006
                                 By:            /s/ David W. Brenman
                                       -----------------------------------------
                                       David W. Brenman, President, Principal
                                       Executive Officer, Principal Accounting
                                       Officer, principal Financial Officer and
                                       Director

Date:    June 28, 2006
                                 By:            /s/ Albert Brenman
                                       -----------------------------------------
                                       Albert Brenman, Director


Date:    June 28, 2006
                                 By:            /s/ Robert A. Melnick
                                       -----------------------------------------
                                       Robert A. Melnick, Director

                           COGENCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2006

                                      WITH
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
Cogenco International, Inc.


We have audited the accompanying balance sheets of Cogenco International, Inc. (a development stage company) as of March 31, 2005 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (July 26, 1990) through March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogenco International, Inc. as of March 31, 2005 and 2006, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage (July 26, 1990) through March 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations without a capital infusion. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado                                     CAUSEY DEMGEN & MOORE INC.
June 28, 2006


                                         COGENCO INTERNATIONAL, INC.
                                        (A Development Stage Company)
                                               BALANCE SHEET
                                          March 31, 2005 and 2006



                                                   ASSETS
                                                   ------

                                                                    2005                     2006
                                                                    ----                     ----
Current asset:
    Cash ($28,531 in interest bearing accounts)                  $    95,460              $    99,738
    Certificate of deposit (Note 4)                                     --                     78,120
    Prepaid expense                                                     --                      5,460
                                                                 -----------              -----------

      Total current assets                                            95,460                  183,318

Computer equipment, at cost, net of accumulated
    depreciation of $3,572 (2005) and $363 (2006)                       --                      3,137
Stand still fee and codevelopment payments (Note 5)                  100,000                  197,527
                                                                 -----------              -----------

Total assets                                                     $   195,460              $   383,982
                                                                 ===========              ===========

                                                 LIABILITIES
                                                 -----------

Current Liabilities:
    Accounts payable                                             $      --                $     3,677

                                            STOCKHOLDERS' EQUITY
                                            --------------------

Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                        --                       --
Common stock, $.01 par value; 50,000,000 shares
    authorized, 2,208,756 (2005) and 2,578,756 (2006)
    shares issued and outstanding                                     22,088                   25,788
Additional paid-in capital                                         2,275,200                5,693,975
Accumulated deficit (including $3,969,997 deficit
    accumulated during the development stage at
    March 31, 2006)                                               (2,101,828)              (5,339,458)
                                                                 -----------              -----------

Total stockholders' equity                                           195,460                  380,305
                                                                 -----------              -----------

Total liabilities and stockholders' equity                       $   195,460              $   383,982
                                                                 ===========              ===========

                                             See accompanying notes.
                                                      F-2



                                            COGENCO INTERNATIONAL, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF OPERATIONS

                    For the Years Ended March 31, 2005 and 2006 and Cumulative Amounts from
                   Inception of the Development Stage (July 26, 1990) Through March 31, 2006


                                                                                                    Cumulative
                                                                                                   amounts from
                                                        2005                    2006                 Inception
                                                        ----                    ----                 ---------

Revenues:
    Interest income                                 $       156             $     1,391             $    43,501

Costs and expenses:
    Research and development                               --                 3,052,473               3,052,473
    Salary - officer                                       --                    75,000                  75,000
    Legal fees - related party (Note 4)                   6,000                   6,000                 202,770
    Legal fees                                           30,611                  27,448                  58,059
    Consulting and travel expenses -
      related party                                       6,696                  16,260                 175,336
    Dry hole costs                                         --                      --                   123,086
    General and administration                           14,983                  33,772                 292,056
    Rent and storage expenses                               918                  27,705                  30,783
    Depreciation                                           --                       363                   3,935
                                                    -----------             -----------             -----------

      Total costs and expenses                           59,208               3,239,021               4,013,498
                                                    -----------             -----------             -----------

        Net loss (Note 3)                           $   (59,052)            $(3,237,630)            $(3,969,997)
                                                    ===========             ===========             ===========

Basic and diluted loss per common share             $     (0.03)            $     (1.31)            $     (2.53)
                                                    ===========             ===========             ===========

Weighted average number of common
    shares outstanding                                2,050,400               2,476,098               1,570,290
                                                    ===========             ===========             ===========

                                                      See accompanying notes.


                                                  COGENCO INTERNATIONAL, INC.
                                                 (A Development Stage Company)
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 2006


                                                              Common stock           Additional                       Total
                                                         --------------------         paid-in     Accumulated     stockholders'
                                                         Shares        Amount         capital        deficit         equity
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

                                                      (Continued on following page)
                                                         See accompanying notes.
                                                                   F-4



                                                  COGENCO INTERNATIONAL, INC.
                                                 (A Development Stage Company)
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 2006


                                                              Common stock           Additional                       Total
                                                         --------------------         paid-in     Accumulated     stockholders'
                                                         Shares        Amount         capital        deficit         equity
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

                                                    (Continued on following page)
                                                      See accompanying notes.
                                                               F-5



                                                  COGENCO INTERNATIONAL, INC.
                                                 (A Development Stage Company)
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 2006


                                                             Common stock           Additional                       Total
                                                        --------------------         paid-in     Accumulated     stockholders'
                                                        Shares        Amount         capital        deficit         equity
                                                        ------        ------         -------        -------         ------

Net loss for the period ended March 31, 1999                --             --             --          (23,662)        (23,662)
                                                     -----------    -----------    -----------    -----------     -----------

Balance at March 31, 1999                              1,788,756         17,888      2,054,400     (1,976,550)         95,738

Net loss for the period ended March 31, 2000                --             --             --           (8,177)         (8,177)
                                                     -----------    -----------    -----------    -----------     -----------

Balance at March 31, 2000                              1,788,756         17,888      2,054,400     (1,984,727)         87,561

Net loss for the period ended March 31, 2001                --             --             --          (13,986)        (13,986)
                                                     -----------    -----------    -----------    -----------     -----------

Balance at March 31, 2001                              1,788,756         17,888      2,054,400     (1,998,713)         73,575

Net loss for the period ended March 31, 2002                --             --             --          (11,601)        (11,601)
                                                     -----------    -----------    -----------    -----------     -----------

Balance at March 31, 2002                              1,788,756         17,888      2,054,400     (2,010,314)         61,974

Net loss for the period ended March 31, 2003                --             --             --          (15,745)        (15,745)
                                                     -----------    -----------    -----------    -----------     -----------

Balance at March 31, 2003                              1,788,756         17,888      2,054,400     (2,026,059)         46,229

Net loss for the period ended March 31, 2004                --             --             --          (16,717)        (16,717)
                                                     -----------    -----------    -----------    -----------     -----------

Balance at March 31, 2004                              1,788,756         17,888      2,054,400     (2,042,776)         29,512

Sale of common stock in a private placement              420,000          4,200        220,800           --           225,000

Net loss for the period ended March 31, 2005                --             --             --          (59,052)        (59,052)
                                                     -----------    -----------    -----------    -----------     -----------

Balance at March 31, 2005                              2,208,756    $    22,088    $ 2,275,200    $(2,101,828)    $   195,460

Sale of common stock in a private placement              370,000          3,700      3,418,775           --         3,422,475


                                                    (Continued on following page)
                                                      See accompanying notes.
                                                               F-6



                                                  COGENCO INTERNATIONAL, INC.
                                                 (A Development Stage Company)
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 2006


                                                              Common stock           Additional                       Total
                                                         --------------------         paid-in     Accumulated     stockholders'
                                                         Shares        Amount         capital        deficit         equity
                                                         ------        ------         -------        -------         ------


Net loss for the period ended March 31, 2006                 --             --             --       (3,237,630)     (3,237,630)
                                                      -----------    -----------    -----------    -----------     -----------

Balance at March 31, 2006                               2,578,756    $    25,788    $ 5,693,975    $(5,339,458)    $   380,305
                                                      ===========    ===========    ===========    ===========     ===========


                                                    (Continued on following page)
                                                      See accompanying notes.
                                                               F-7




                                               COGENCO INTERNATIONAL, INC.
                                              (A Development Stage Company)
                                                 STATEMENT OF CASH FLOWS
                          For the Years Ended March 31, 2005 and 2006 and Cumulative Amounts from
                          Inception of the Development Stage (July 26, 1990) Through March 31, 2006


                                                                                                          Cumulative
                                                                                                         amounts from
                                                                      2005                2006             Inception
                                                                      ----                ----             ---------
Cash flows from operating activities:
    Net loss                                                      $   (59,052)        $(3,237,630)        $(3,969,997)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Research and development expenses                                --             3,052,473           3,052,473
        Depreciation expense                                             --                   363               3,935
        Consulting fees paid directly by
          common stock purchasers                                        --                  --                50,000
        Increase in prepaid expense                                      --                (5,460)             (5,460)
        Increase in accounts payable                                     --                 3,677               8,674
                                                                  -----------         -----------         -----------

        Net cash used in operations                                   (59,052)           (186,577)           (860,375)

Cash flows from investing activities:
    Contract payments                                                (100,000)         (3,150,000)         (3,250,000)
    Purchase of certificate of deposit                                   --               (78,120)            (78,120)
    Purchase of computer equipment                                       --                (3,500)             (7,072)
                                                                  -----------         -----------         -----------

        Net cash used in investing activities                        (100,000)         (3,231,620)         (3,335,192)

Cash flows from financing activities:
    Proceeds from sale of common stock                                225,000           3,422,475           4,295,275
    Short-term borrowings                                                --                  --               100,000
    Repayments of short-term borrowings                                  --                  --              (100,000)
                                                                  -----------         -----------         -----------

        Net cash provided by financing
          activities                                                  225,000           3,422,475           4,295,275
                                                                  -----------         -----------         -----------

Net increase in cash                                                   65,948               4,278              99,708

Cash and cash equivalents at
    beginning of year                                                  29,512              95,460                  30
                                                                  -----------         -----------         -----------

Cash and cash equivalents at
    end of year                                                   $    95,460         $    99,738         $    99,738
                                                                  ===========         ===========         ===========

Supplemental disclosure of non-cash financing activities:

    Consulting fees paid directly by
      common stock purchasers                                     $      --           $      --           $    50,000
                                                                  ===========         ===========         ===========

    Stock issued in settlement of an account
      payable to a related party                                  $      --           $      --           $    15,256
                                                                  ===========         ===========         ===========

                                                       See accompanying notes.
                                                                 F-8

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2006


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

     In January and February 2006, Cogenco and DMI negotiated a restated letter of intent (the "New LOI") which contemplates additional payments of $1,000,000 to DMI at the end of February, March, July, August, September, October, and November 2006, for a total of $7,000,000 in additional payments. In addition, the parties negotiated a new co-development agreement (the "New CODA") for the development of a drug for the treatment of multiple sclerosis. Upon signing the New CODA, the Old CODA was terminated (although the payments that Cogenco has made will be credited to the New CODA). As of March 31, 2006, the Company had missed two payments totaling $2,000,000 and at the present time does not have the ability to make up the missed payments.

     The New LOI also amended the suggestion in the August 2004 letter agreement that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). As set forth in the New LOI, if the business combination does not occur by September 30, 2006 (subject to an extension to November 30, 2006 if Cogenco has provided notice to its shareholders of a meeting to approve the combination), the $3,250,000 investment will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI. If the business combination does not occur because Cogenco was not able to raise the required financing, Cogenco will have to opportunity to convert its additional investment into shares of DMI common stock based on the value of the DMI shares and the amount of additional payments ultimately made to DMI. If the business combination does not occur for any other reason, Cogenco will have the option to convert the additional payments on those terms or to maintain its interest in the New CODA.

     Of the total payments of $3,250,000 made to DMI, we included $3,052,473 in research and development costs for the year ended March 31, 2006. This figure represents the amount of funds received by DMI from Cogenco which had been expended by DMI as of March 31, 2006 on research and development expenses and related expenses.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2006


1.   Significant accounting policies (continued)
     -------------------------------------------

     Basis of presentation:

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations. As a development stage company, the Company continues to rely on infusions of equity capital to fund operations. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources. The Company continues to seek equity investments of which there can be no assurance.

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

     Fair value of financial instruments:

     The carrying amounts of cash, cash equivalents, the certificate of deposit, prepaid expenses and accounts payable are assumed to approximate fair value because of the short maturities of those instruments.

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2006


1.   Significant accounting policies (continued)
     -------------------------------------------
     Restricted investments:

     At March 31, 2006, restricted investments consist of $78,120 in a certificate of deposit set aside to secure a letter of credit of $70,000.

     Concentrations of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and a certificate of deposit. The Company places its cash and certificate of deposit with high quality financial institutions, which deposits are insured up to $100,000 per institution by the Federal Deposit Insurance Corporation
     (FDIC). At various times during the year, the balance at one financial institution may exceed FDIC limits.

     Computer equipment:

     Computer equipment is stated at cost. Depreciation is provided by the Company on straight-line and accelerated methods over estimated useful lives of three to five years.

     Research and development:

     The Company expenses research and development costs as incurred.

     Recent accounting pronouncements:

     In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as an increase or decrease in the amount of compensation cost recognized during the period. SFAS No. 123R is not expected to have a material impact on the Company's financial statements. We will adopt SFAF No. 123R on April 1, 2006.

     In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2006


1.   Significant accounting policies (continued)
     -------------------------------------------

     The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

     In May, 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion ("APB") No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). Management does not expect adoption of SFAS No. 154 to have a material impact on the Company's financial statements.

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2006

2.   Stockholders' equity (continued)
     --------------------------------

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

     On May 13, 2005, the Company issued 200,000 shares of its $.01 par value common stock to one offshore, European accredited investor in exchange for it's investment of $2,000,000. On September 14, 2005, the Company issued 130,000 shares of its $.01 par value common stock to one offshore, European accredited investors in exchange for it's investment of $1,300,000. On September 26, 2005, the Company issued an additional 40,000 shares of its $.01 par value common stock to one offshore, European accredited investor in exchange for it's investment of $400,000

3.   Income taxes
     ------------

     No provision for income taxes is required for the years ended March 31, 2005 and 2006 or the period from inception of the development stage (July 26, 1990) through March 31, 2006 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $236,000, of which only $11,800 may be used in any one year. If not used to offset future taxable income, the carryforwards will expire as follows:


                      2008                            $136,000
                      2009                              42,000
                      2010                              26,000
                      2011                              11,000
                      2012                              12,000
                      2013                               9,000
                      2019                              24,000
                      2020                               8,000
                      2021                              14,000
                      2022                              12,000
                      2023                              16,000
                      2024                              16,000
                      2025                              59,000
                      2026                             184,000
                                                      --------
                                                      $569,000
                                                      ========

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2006


3.   Income taxes (continued)
     ------------------------

     As of March 31, 2005 and 2006, total deferred tax assets and valuation allowance are as follows:

                                                       2005           2006
                                                       ----           ----

        Deferred tax assets resulting from:
          Loss carryforward                       $   143,600      $  212,200
          Future deduction for research
           and development                               --         1,138,600
          Valuation allowance                        (143,600)     (1,350,800)
                                                  -----------      ----------
                                                  $      --        $     --
                                                  ===========      ==========

     A 100% valuation allowance has been established against the deferred tax asset, as utilization of the loss carryforwards cannot be reasonably assured.

4.   Related party transactions
     --------------------------

     For the period from inception of the development stage to March 31, 2006, the Company incurred legal costs $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the years ended March 31, 2005 and 2006 and during the period from inception of the development stage, the Company incurred legal costs of $6,000, $6,000 and a total of $114,549, respectively, from two law firms in which a principal of each law firm is a relative of an officer and director of the Company and currently is a director of the Company.

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2006


4.   Related party transactions (continued)
     --------------------------------------

     The Employment Agreement commenced September 30, 2005 when Cogenco paid a total of $3,250,000 to DMI pursuant to a co-development agreement. The employment agreement does not prohibit Mr. D. Brenman from receiving compensation from MJM Asset Management Company Establishment "MJM". The employment agreement was approved by the remaining members of the Cogenco board of directors, including Mr. D. Brenman's father and his brother-in-law.

     During and subsequent to the fiscal years 2005 and 2006, Cogenco has raised $3,900,000 from offshore private placements using a Liechtenstein-based fund manager, MJM as a finder. MJM and Cogenco have entered into a Finder's Agreement containing the following terms: Cogenco agrees to engage MJM on a non-exclusive basis; Cogenco shall pay MJM a finder's fee of 7 1/2% of the funds raised from MJM's European clients; each party shall be entitled to indemnification under certain circumstances; and Cogenco shall reimburse MJM for related expenses. As a result, Cogenco has paid MJM a finder's fee of $292,500. The fund manager paid one-third of the finder's fee to David
     W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-fifth of the fund manager's profits from making the investment in Cogenco. MJM is owned and operated by Harold Janssen, who, through MJM and Genesis Investment Funds Limited, is a principal shareholder of Cogenco and has had prior personal relationships with Mr. Brenman.

     In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at a rate of $5,350 per month over its term of 38 months. With the consent of the unaffiliated landlord, Cogenco has agreed to sublease a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, Inc. or "MIS") for $2,675 per month (Cogenco's cost). MIS will also be responsible for its pro-rata share of other expenses incurred under the lease. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman's father and his brother-in-law. A certificate of deposit of $78,120 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease.

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2006


5.   Contract payment (continued)
     ----------------------------

     In February 2006, Cogenco and DMI negotiated a restated letter of intent (the "New LOI") which contemplates additional payments of $1,000,000 to DMI at the end of February, March, July, August, September, October and November 2006, for a total of $7,000,000 in additional payments. In addition, the parties negotiated a new co-development agreement (the "New CODA") for the development of a drug for the treatment of multiple sclerosis. Upon signing the New CODA, the Old CODA was terminated (although the payments that Cogenco has made will be credited to the New CODA). As a result of the New CODA and the New LOI, Cogenco assumed some additional payment obligations which required Cogenco to pay $1,000,000 to DMI by February 28, 2006 and an additional $1,000,000 by March 31. Cogenco has made neither payment to DMI and does not have the funds necessary to make either payment. DMI has not yet given Cogenco notification of default. Assuming (without assurance) that Cogenco is able to bring its payment obligation to DMI current, the New CODA also obligated Cogenco to pay an additional $5,000,000 to DMI as follows:

         $1,000,000 by July 31, 2006
         $1,000,000 by August 31, 2006
         $1,000,000 by September 30, 2006
         $1,000,000 by October 31, 2006
         $1,000,000 by November 30, 2006

     The New LOI also amended the suggestion in the August 2004 letter agreement that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). As set forth in the New LOI, if the business combination does not occur by September 30, 2006 (subject to an extension to November 30, 2006 if Cogenco has provided notice to its shareholders of a meeting to approve the combination), the $3,250,000 investment will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI. If the business combination does not occur because Cogenco was not able to raise the required financing, Cogenco will have to opportunity to convert its additional investment into shares of DMI common stock based on the value of the DMI shares and the amount of additional payments ultimately made to DMI. If the business combination does not occur for any other reason, Cogenco will have the option to convert the additional payments on those terms or to maintain its interest in the New CODA.

     Of the total payments of $3,250,000 made to DMI, we included $3,052,473 in research and development costs for the year ended March 31, 2006. This figure represents the amount of funds received by DMI from Cogenco which had been expended by DMI as of March 31, 2006 on research and development expenses and related expenses.

6.   Operating Lease
     ---------------

     Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at a rate of $5,350 per month over its term of 38 months from November 2005 through December 2008. A certificate of deposit of $78,120 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease. The Company also rents two parking spaces on a month to month basis for $110 per month.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2006


6.   Operating Lease (continued)
     ---------------------------
     Future minimum lease obligations at March 31, 2006 are as follows:

         For the years ended March 31,
                  2007                               $  64,200
                  2008                                   64,200
                  2009                                   48,150
                                                     ----------

                                                     $  176,550
                                                     ==========