Form 10QSB
period 2006-06-30
COGENCO INTERNATIONAL INC
filed 2006-08-14
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

   Suite 1840, 6400 South Fiddler's Green Circle, Greenwood Village, CO 80111
--------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

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

The number of shares outstanding of the issuer's classes of common stock, as of August 1, 2006, is 2,578,756 shares, $.01 par value.

Transitional Small Business Issuer Disclosure Format:  Yes ___  No XX

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)


                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

     Balance Sheet - March 31, 2006 and June 30, 2006 (unaudited)           1

     Statement of Operations - For the Three Months Ended June 30,
     2005 and 2006 and Cumulative Amounts from Inception of the
     Development Stage (July 26, 1990) through June 30, 2006
     (unaudited)                                                            2

     Statement of Stockholders' Equity - For the Three Months Ended
     June 30, 2006 (unaudited)                                              3

     Statement of Cash Flows - For the Three Months Ended June 30,
     2005 and 2006 and Cumulative Amounts from Inception of the
     Development Stage (July 26, 1990) through June 30, 2006
     (unaudited)                                                            4

     Notes to Unaudited Financial Statements                                5

     Item 2:  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                    8

     Item 3:  Controls and Procedures                                       9

PART II.  OTHER INFORMATION
---------------------------

     Signatures                                                            10

     Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                        March 31, 2006 and June 30, 2006
                                   (Unaudited)


 ASSETS

                                                            March          June
                                                         -----------    -----------
Current assets:
    Cash, in interest bearing accounts                   $    99,738    $    40,629
    Certificate of deposit (Note 3)                           78,120         78,810
    Prepaid expense                                            5,460          5,460
                                                         -----------    -----------

      Total current assets                                   183,318        124,899

Computer equipment, at cost, net of accumulated                3,137          2,941
    depreciation of $363 (March) and $559 (June)
Stand Still Fee and Codevelopment Payments                   197,527           --
                                                         -----------    -----------


Total assets                                             $   383,982    $   127,840
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current Liabilities:
    Accounts payable                                     $     3,677    $    13,738
    Accounts payable - related party                            --            5,800
                                                         -----------    -----------

      Total current liabilities                                3,677         19,538

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                --             --
Common stock, $.01 par value; 50,000,000 shares
    authorized, 2,578,756 (March) and 2,578,756 (June)
    shares issued and outstanding                             25,788         25,788
Additional paid-in capital                                 5,693,975      5,693,975
Accumulated deficit (including $4,242,000 deficit
    accumulated during the development stage at
    June 30, 2006)                                        (5,339,458)    (5,611,461)
                                                         -----------    -----------

    Total stockholders' equity                               380,305        108,302
                                                         -----------    -----------

    Total liabilities and stockholders' equity           $   383,982    $   127,840
                                                         ===========    ===========


                             See accompanying notes.


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
              For the Three Months Ended June 30, 2005 and 2006 and
              Cumulative Amounts from Inception of the Development
                   Stage (July 26, 1990) through June 30, 2006
                                   (Unaudited)


                                                                        Cumulative
                                                                       amounts from
                                             2005            2006        Inception
                                          -----------    -----------    -----------

Revenues:
    Rental Income                         $      --      $     9,000    $     9,000
    Interest income                                56            782         44,283
                                          -----------    -----------    -----------

      Total Revenues                               56          9,782         53,283

Costs and expenses:
    Research and development                     --          197,527      3,250,000
    Salary - officer                             --           37,500        112,500
    Legal fees - related party (Note 3)         1,500          4,500        207,270
    Legal fees                                 11,245          5,867         63,926
    Consulting and travel expenses -
      related party                              --            4,001        179,337
    Dry hole costs                               --             --          123,086
    General and administration                  8,490         15,814        307,870
    Rent and storage expenses                     405         16,380         47,163
    Depreciation                                 --              196          4,131
                                          -----------    -----------    -----------

      Total costs and expenses                 21,640        281,785      4,295,283
                                          -----------    -----------    -----------

        Net loss (Note 2)                 $   (21,584)   $  (272,003)   $(4,242,000)
                                          ===========    ===========    ===========

Basic and diluted loss per common share   $     (0.01)   $     (0.11)   $     (2.67)
                                          ===========    ===========    ===========

Weighted average number of common
    shares outstanding                      2,314,251      2,578,756      1,586,064
                                          ===========    ===========    ===========


                             See accompanying notes.


                                   COGENCO INTERNATIONAL, INC.
                                  (A Development Stage Company)
                                STATEMENT OF STOCKHOLDERS' EQUITY
                            For the Three Months Ended June 30, 2006
                                           (Unaudited)




                                      Common stock          Additional                     Total
                                -------------------------     paid-in     Accumulated   stockholders'
                                   Shares       Amount        capital       deficit        equity
                                -----------   -----------   -----------   -----------    -----------


Balance at March 31, 2006         2,578,756   $    25,788   $ 5,693,975   $(5,339,458)   $   380,305
Net loss for the three months
   ended June 30, 2006                 --            --            --        (272,003)      (272,003)
                                -----------   -----------   -----------   -----------    -----------

Balance at June 30, 2006          2,578,756   $    25,788   $ 5,693,975   $(5,611,461)   $   108,302
                                ===========   ===========   ===========   ===========    ===========



                                     See accompanying notes.


                               COGENCO INTERNATIONAL, INC.
                              (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS
                  For the Three Months Ended June 30, 2005 and 2006 and
                  Cumulative Amounts from Inception of the Development
                       Stage (July 26, 1990) through June 30, 2006
                                       (Unaudited)


                                                                              Cumulative
                                               Three months Ended June 30,   amounts from
                                                    2005          2006         Inception
                                                -----------    -----------    -----------
Cash flows from operating activities:
    Net loss                                    $   (21,584)   $  (272,003)   $(4,242,000)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Research and development expenses              --          197,527      3,250,000
        Depreciation expense                           --              196          4,131
        Consulting fees paid directly by
          common stock purchasers                      --             --           50,000
        Change in prepaid expense                      --             --           (5,460)
        Change in accounts payable                     --           15,861         24,535
                                                -----------    -----------    -----------

        Net cash used in operations                 (21,584)       (58,419)      (918,794)

Cash flows from investing activities:
    Contract payments                            (1,500,000)          --       (3,250,000)
    Purchase certificate of deposit                    --             (690)       (78,810)
    Purchase of computer equipment                     --             --           (7,072)
                                                -----------    -----------    -----------

        Net cash used in investing activities    (1,500,000)          (690)    (3,335,882)

Cash flows from financing activities:
    Proceeds from sale of common stock            1,849,975           --        4,295,275
    Short-term borrowings                              --             --          100,000
    Repayments of short-term borrowings                --             --         (100,000)
                                                -----------    -----------    -----------

        Net cash provided by financing
          activities                              1,849,975           --        4,295,275
                                                -----------    -----------    -----------

Net increase (decrease) in cash                     328,391        (59,109)        40,599

Cash and cash equivalents at
    beginning of year                                95,460         99,738             30
                                                -----------    -----------    -----------

Cash and cash equivalents at
    end of period                               $   423,851    $    40,629    $    40,629
                                                ===========    ===========    ===========


                                 See accompanying notes.



                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2006

1.   Basis of presentation

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2006 and June 30, 2006, and the results of operations and cash flows for the periods ended June 30, 2005 and 2006. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations. As a development stage company, the Company continues to rely on infusions of equity capital to fund operations. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources. The Company continues to seek equity investments of which there can be no assurance.

2.   Income taxes

     No provision for income taxes is required at March 31, 2006 and June 30, 2006 because, in management's opinion and based on historical performance, the effective tax rate for the years will be zero.

     As of March 31, 2006 and June 30, 2006, total deferred tax assets and valuation allowance are as follows:

                                                      March 31,       June 30,
                                                         2006           2006
                                                     -----------    -----------
   Deferred tax assets resulting from:
     Loss carryforward                               $   212,200    $   240,000
     Future deduction for research and development     1,138,600      1,212,300
   Valuation allowance                                (1,350,800)    (1,452,300)
                                                     -----------    -----------
                                                     $      --      $      --
                                                     ===========    ===========

3.   Related party transactions

     For the period from inception of the development stage to June 30, 2006, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the three months ended June 30, 2005, and 2006, and from inception of the development stage, the Company incurred legal costs of $1,500, $4,500, and $119,049, respectively, from two law firms in which a principal of each law firm is a relative of an officer and director of the Company.

     In November 2004, we entered into an employment contract with David Brenman which became effective on or about September 30, 2005, when we paid DMI $3,250,000 for participation in the co-development agreement. The employment agreement was approved by our board of directors, including David Brenman's father and brother-in-law. The material terms of David Brenman's employment agreement are described in an annual report on Form 10-KSB for the year ended March 31, 2006. We have paid Mr. Brenman his salary as due under the employment agreement through July 31, 2006, but unless we obtain a substantial amount of additional financing, we will be unable to make future payments to him as required under his employment agreement beginning in August 2006.

     During and subsequent to the fiscal years 2005 and 2006, Cogenco has raised $3,900,000 from offshore private placements using a Liechtenstein-based fund manager, MJM as a finder. MJM and Cogenco have entered into a Finder's Agreement containing the following terms: Cogenco agrees to engage MJM on a non-exclusive basis; Cogenco shall pay MJM a finder's fee of 7 1/2% of the funds raised from MJM's European clients; each party shall be entitled to indemnification under certain circumstances; and Cogenco shall reimburse MJM for related expenses. As a result, Cogenco has paid MJM a finder's fee of $292,500. The fund manager paid one-third of the finder's fee to David
     W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-fifth of the fund manager's profits from making the investment in Cogenco. MJM is owned and operated by Herald Janssen, who, through MJM and Genesis Investment Funds Limited is a principal shareholder of Cogenco and has had prior personal relationships with Mr. Brenman.

     In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. Commencing April 1, 2006, Cogenco has subleased a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, Inc. or "MIS") for $2,675 per month (Cogenco's cost). The income from this sublease was $9,000 for the three months ended June 30, 2006. MIS will also be responsible for its pro-rata share of other expenses incurred under the lease. The sublease is on a month-to-month basis, and Cogenco expects that MIS' use of the office space will continue during the remaining term of Cogenco's lease, depending on MIS's financial capabilities. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman's father and his brother-in-law. A certificate of deposit of $78,810 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease.

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

4.   Contract payment

     In August 2004, Cogenco entered into a letter agreement with DMI BioSciences, Inc. ("DMI") for an agreement by which Cogenco would participate in the development of a drug for the treatment of asthma in humans. The parties modified this agreement in November 2004 and, pursuant to the modification, Cogenco paid DMI $100,000 and entered into a co-development agreement with DMI for the development of a drug for the treatment of asthma in humans (the "Old Development Agreement"). Under the terms of the agreements, as amended, Cogenco paid DMI $3,250,000 by September 30, 2005. Once Cogenco paid DMI the full $3,250,000 it had the right to participate in revenues from sales of the asthma products.

     In February 2006, Cogenco and DMI negotiated a restated letter of intent (the "New LOI") which contemplates additional payments of $1,000,000 to DMI at the end of February, March, July, August, September, October and November 2006, for a total of $7,000,000 in additional payments. In addition, the parties negotiated a new co-development agreement (the "New Development Agreement") for the development of a drug for the treatment of multiple sclerosis. Upon signing the New Development Agreement, the Old Development Agreement was terminated (although the payments that Cogenco has made will be credited to the New Development Agreement).

     As a result of the New Development Agreement and the New LOI, Cogenco assumed certain additional payment obligations including an obligation to pay $1,000,000 to DMI by February 28, 2006, an additional $1,000,000 by March 31, 2006, and another $1,000,000 by July 31, 2006. Cogenco has not made any of these payments to DMI. In addition, Cogenco does not have the funds necessary to make these payments. DMI, however, has not yet given Cogenco notification of default (although it is entitled to under the New Development Agreement).

     Assuming (without assurance) that Cogenco is able to bring its payment obligation to DMI current, the New Development Agreement also obligated Cogenco to pay an additional $4,000,000 to DMI as follows:

            $1,000,000 by August 31, 2006
            $1,000,000 by September 30, 2006
            $1,000,000 by October 31, 2006
            $1,000,000 by November 30, 2006

     The New LOI also amended the suggestion in the August 2004, letter agreement that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). As set forth in the New LOI, if the business combination does not occur by September 30, 2006 (subject to an extension to November 30, 2006 if Cogenco has provided notice to its shareholders of a meeting to approve the combination), the $3,250,000 investment will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI. If the business combination does not occur because Cogenco was not able to raise the required financing, Cogenco will have to opportunity to convert its additional investment into shares of DMI common stock based on the value of the DMI shares and the amount of additional payments ultimately made to DMI. If the business combination does not occur for any other reason, Cogenco will have the option to convert the additional payments on those terms or to maintain its interest in the New Development Agreement.

     Of the total payments of $3,250,000 made to DMI, we included $197,527 in research and development expenses in this quarter. This figure represents the amount of funds received by DMI from Cogenco which had been expended by DMI as of June 30, 2006 on research and development expenses and related expenses.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material Changes in Financial Condition

On June 30, 2006, we had working capital of $105,361; this represents a decrease of $74,280 from our working capital of $179,641 on March 31, 2006. This decrease is attributable primarily to reduction in our cash resources by almost $60,000, and an increase in our accounts payable of approximately $15,000. Our cash resources were adversely impacted by our use of cash in operations - the largest component of which was the payment of salary to our president.

Since the time Cogenco ceased active business operations in 1988, we have been actively seeking potential business opportunities. Except for a series of equity financings in 2005 and 2006, and the activities described below under "DMI BioSciences, Inc.," Cogenco has not engaged in any business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years. As is evidenced by the funds necessary to complete our obligations to DMI Biosciences, Inc. ("DMI"), under the New Development Agreement (discussed below), we will not be able to pursue any business opportunity without a substantial amount of funding provided from third parties.

At the present time, we do not have the ability to meet our financial obligations and we cannot offer any assurance that we will be able to do so. Moreover, Cogenco does not currently have sufficient capital to meet its funding commitments to DMI under the New LOI or under the New Development Agreement, and there can be no assurance that adequate financing will be available to Cogenco on reasonable terms when required.

As described in our recently filed 10-KSB, beginning in 2004, Cogenco entered into a letter agreement with DMI and a subsequent co-development agreement, by which Cogenco would participate in the development of a drug for the treatment of asthma in humans (the "Old Agreements"). Under the terms of the Old Agreements, as amended, Cogenco paid DMI $3,250,000 by September 30, 2005. In February 2006, Cogenco and DMI negotiated a new letter of intent and co-development agreement (the "New LOI" and the "New Development Agreement") for the development of a drug for the treatment of multiple sclerosis. Upon signing the New Development Agreement, the Old Agreements were terminated (although the payments that Cogenco has made will be credited to the New Development Agreement).

As a result of the New Development Agreement and the New LOI, Cogenco assumed certain payment obligations including an obligation to pay $1,000,000 to DMI by February 28, 2006, an additional $1,000,000 by March 31, 2006, and another $1,000,000 by July 31, 2006. Cogenco has not made any of these payments to DMI. Cogenco does not have the funds necessary to make these payments. DMI, however, has not yet given Cogenco notification of default. Assuming (without assurance) that Cogenco is able to bring its payment obligation to DMI current, the New Development Agreement also obligated Cogenco to pay an additional $4,000,000 to DMI in 2006 ($1,000,000 at the end of each month from August through November). In addition to our payment obligations to DMI (which are delinquent as described above), the New Development Agreement also defined multi-million dollar payment obligations to DMI, upon DMI achieving certain drug development milestones and a requirement for shareholder approval of a business combination by November 2006 provided Cogenco is adequately funded.

Unless we are able to obtain substantial additional financing during the remainder of 2006, or amend the New Development Agreement to extend the financing deadlines (assuming that DMI does not give Cogenco notification of default), it appears likely that our $3,250,000 investment will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI.

Material Changes in Results of Operations

The Company is not operating in any business at this time but is continuing to seek out business opportunities and, if appropriate financing is obtained, will operate in the business of an acquired company. It is anticipated that the Company will continue to incur losses in the near future.

During the quarter ended June 30, 2006, we had an operating loss of $272,003. This represents a $250,419 increase from our operating loss of $21,584 on June 30, 2005. The operating loss for the current quarter was caused principally by costs and expenses consisting of research and development costs of $197,527, officer's salary of $37,500, rent and storage of $16,380, legal fees of $10,367, and miscellaneous expenses of $20,011 (including general and administrative and traveling expenses), with minimal offsetting interest income of $782 and rental income of $9,000.

Plan of Operations

Cogenco is not engaged in any business operations at the present time. Although we receive proposals for business opportunities from third parties and we seek out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years except for the business transaction being pursued with DMI. Even though we are pursuing the business transaction with DMI at the present time, we will continue reviewing other opportunities in the biotechnology industry and in other industries as we become aware of appropriate opportunities. However, as is evidenced by the funds necessary to complete our obligations to DMI under the New Development Agreement, we will not be able to pursue any business opportunity without a substantial amount of funding provided from third parties. Consequently, we cannot offer any assurance that we will be able to complete our obligations with respect to DMI or obtain the funds necessary to invest in other business opportunities.

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

     We did not sell any equity securities during the quarter ended June 30, 2006.

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

Date: August 8, 2006                    /s/ David W. Brenman
                                        --------------------
                                        David W. Brenman, President
                                        Principal Executive Officer,
                                        Principal Accounting Officer, Principal
                                        Financial Officer and Director