Form 10QSB
period 2006-09-30
COGENCO INTERNATIONAL INC
filed 2006-11-14
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[   X   ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

[         ]          TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 2-87052-D

Cogenco International, Inc.
(Exact name of Registrant as specified in its charter)

Colorado	84-0914754
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 1840, 6400 South Fiddler’s Green Circle, Greenwood Village, CO 80111
(Address of principal executive offices and Zip Code)

(303) 758-1357
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [   X   ] No [      ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:
Yes [   X   ] No [      ]

The number of shares outstanding of the issuer’s classes of common stock, as of November 1, 2006, is 2,581,256 shares, $.01 par value.

Transitional Small Business Issuer Disclosure Format Yes [      ] No [   X   ]

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)

INDEX

                                                                                                                                          Page No.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements

Balance Sheet – March 31, 2006 and September 30, 2006 (unaudited)	2

Statement of Operations – For the Three Months Ended September 30, 2005
and 2006 (unaudited)	3

Statement of Operations – For the Six Months Ended September 30, 2005 and 2006 and
Cumulative Amounts from Inception of the Development Stage (July 26, 1990) through September 30, 2006 (unaudited)
4

Statement of Stockholders' Equity - For the Six Months Ended
September 30, 2006 (unaudited)	5

Statement of Cash Flows - For the Six Months Ended September 30, 2005
and 2006 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through September 30, 2006 (unaudited)	6

Notes to Unaudited Financial Statements	7

Item 2: Management’s Discussion and Analysis or Plan of Operation	11

Item 3: Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults upon senior securities.	14

Item 4. Submission of matters to a vote of security holders.	14

Item 5. Other information.	14

Item 6. Exhibits	14

Signatures	15

Certification pursuant to Securities Exchange Act of 1934 and
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2006 and September 30, 2006
(Unaudited)

ASSETS

	March	September
Current assets:
Cash, in interest bearing accounts	$ 99,738	$ 2,841
Certificate of deposit (Note 3)	78,120	79,506
Prepaid expense	5,460	5,460

Total current assets	183,318	87,807

Computer equipment, at cost, net of accumulated
depreciation of $363 (March) and $755 (September)	3,137	2,745
Stand still fee and codevelopment payments	197,527	—

Total assets	$ 383,982	$ 90,552

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 3,677	$ 14,170
Accounts payable - related party	—	5,546
Accrued salary - officer	—	18,750

Total current liabilities	3,677	38,466

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares
authorized, 2,578,756 (March) and 2,578,756 (September)
shares issued and outstanding	25,788	25,788
Additional paid-in capital	5,693,975	5,693,975
Accumulated deficit (including $4,298,216 deficit
accumulated during the development stage at
September 30, 2006)	(5,339,458)	(5,667,677)

Total stockholders' equity	380,305	52,086

Total liabilities and stockholders' equity	$ 383,982	$ 90,552

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2005 and 2006
(Unaudited)

	2005	2006
Revenues:
Rental income	$ —	$ 5,460
Interest income	69	721

Total Revenues	69	6,181

Costs and expenses:
Research and development	1,800,000	—
Salary - officer	—	37,500
Legal fees - related party (Note 3)	1,500	(1,500)
Legal fees	3,514	1,765
Consulting and travel expenses -
related party	9,903	1,246
General and administration	5,518	6,810
Rent and storage expenses	—	16,380
Depreciation	—	196

Total costs and expenses	1,820,435	62,397

Net loss (Note 2)	$ (1,820,366)	$ (56,216)

Basic and diluted loss per common share	$ (0.75)	$ (0.02)

Weighted average number of common shares outstanding	2,433,104	2,578,756

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Six Months Ended September 30, 2005 and 2006 and Cumulative Amounts
from Inception of the Development Stage (July 26, 1990) Through September 30, 2006
(Unaudited)

	2005	2006	Cumulative amounts from Inception
Revenues:
Rental Income	$ —	$ 14,460	$ 14,460
Interest income	126	1,503	45,004

Total Revenues	126	15,963	59,464

Costs and expenses:
Research and development	1,800,000	197,527	3,250,000
Salary - officer	—	75,000	150,000
Legal fees - related party (Note 3)	3,000	3,000	205,770
Legal fees	14,759	7,632	65,691
Consulting and travel expenses - related party	9,903	5,247	180,583
Dry hole costs	—	—	123,086
General and administration	14,009	22,624	314,680
Rent and storage expenses	405	32,760	63,543
Depreciation	—	392	4,327

Total costs and expenses	1,842,076	344,182	4,357,680

Net loss (Note 2)	$ (1,841,950)	$ (328,219)	$ (4,298,216)

Basic and diluted loss per common share	$ (0.78)	$ (0.13)	$ (2.68)

Weighted average number of common
shares outstanding	2,374,002	2,578,756	1,601,517

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended September 30, 2006
(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	capital	deficit	equity
Balance at March 31, 2006	2,578,756	$ 25,788	$ 5,693,975	$ (5,339,458)	$ 380,305
Net loss for the six months
ended September 30, 2006	—	—	—	(328,219)	(328,219)

Balance at September 30, 2006	2,578,756	$ 25,788	$ 5,693,975	$ (5,667,677)	$ 52,086

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended September 30, 2005 and 2006 and Cumulative Amounts
from Inception of the Development Stage (July 26, 1990) Through September 30, 2006
(Unaudited)

	Six months Ended September 30,	Cumulative amounts from
	2005	2006	Inception
Cash flows from operating activities:
Net loss	$(1,841,950)	$(328,219)	$(4,298,216)
Adjustment to reconcile net loss to net
cash used in operating activities:
Research and development expenses	—	197,527	3,250,000
Depreciation expense	—	392	4,327
Consulting fees paid directly by
common stock purchasers	—	—	50,000
Change in prepaid expense	—	—	(5,460)
Change in accounts payable and
accrued expenses	4,937	34,789	43,463

Net cash used in operations	(1,837,013)	(95,511)	(955,886)

Cash flows from investing activities:
Contract payments	(1,350,000)	—	(3,250,000)
Purchase certificate of deposit	—	(1,386)	(79,506)
Purchase of computer equipment	(1,834)	—	(7,072)

Net cash used in investing activities	(1,351,834)	(1,386)	(3,336,578)

Cash flows from financing activities:
Proceeds from sale of common stock	3,422,475	—	4,295,275
Short-term borrowings	—	—	100,000
Repayments of short-term borrowings	—	—	(100,000)

Net cash provided by financing activities	3,422,475	—	4,295,275

Net increase (decrease) in cash	233,628	(96,897)	2,811

Cash and cash equivalents at
beginning of year	95,460	99,738	30

Cash and cash equivalents at
end of period	$ 329,088	$ 2,841	$ 2,841

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2006

1.     Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2006 and September 30, 2006, and the results of operations and cash flows for the periods ended September 30, 2005 and 2006. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations. As a development stage company, the Company continues to rely on infusions of equity capital to fund operations. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources. The Company continues to seek equity investments of which there can be no assurance.

2.     Income taxes

No provision for income taxes is required at March 31, 2006 and September 30, 2006 because, in management’s opinion and based on historical performance the effective tax rate for the years will be zero.

As of March 31, 2006 and September 30, 2006, total deferred tax assets and valuation allowance are as follows:

	March 31, 2006	September 30, 2006
Deferred tax assets resulting from:

Loss carryforward	$ 212,200	$ 260,500

Future deduction for research and development	1,138,600	1,212,300

Valuation allowance	(1,350,800)	(1,472,800)

	$ —	$ —

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2006

3.     Related party transactions

For the period from inception of the development stage to September 30, 2006, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

For the six months ended September 30, 2005, and 2006, and from inception of the development stage, the Company incurred legal costs of $3,000, $3,000, and $117,549, respectively, from two law firms in which a principal of each law firm is a relative of an officer and director of the Company.

In November 2004 we entered into an employment contract with David Brenman which became effective on or about September 30, 2005, when we paid DMI $3,250,000 for participation in the co-development agreement. The employment agreement was approved by our board of directors, including David Brenman’s father and brother-in-law. The material terms of David Brenman’s employment agreement are described in an annual report on Form 10-KSB for the year ended March 31, 2006. We paid Mr. Brenman his salary as due under the employment agreement through August 15, 2006, but we have been unable to make payments to him as required under his employment agreement beginning August 31, 2006. Mr. Brenman has orally agreed to defer (without interest) collection of any amounts due under his employment agreement until such time as Cogenco is adequately financed.

During and subsequent to the fiscal years 2005 and 2006, Cogenco has raised $3,900,000 from offshore private placements using a Liechtenstein-based fund manager, MJM as a finder. MJM and Cogenco entered into a Finder’s Agreement containing the following terms: Cogenco agreed to engage MJM on a non-exclusive basis; Cogenco agreed to pay MJM a finder’s fee of 7 ½% of the funds raised from MJM’s European clients; each party shall be entitled to indemnification under certain circumstances; and Cogenco agreed to reimburse MJM for related expenses. As a result, Cogenco has paid MJM a finder’s fee of $292,500. The fund manager paid one-third of the finder’s fee to David W. Brenman president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-quarter of the fund manager’s profits from making the investment in Cogenco. MJM is owned and operated by Herald Janssen, who, through MJM and Genesis Investment Funds Limited is a principal shareholder of Cogenco and has had prior personal relationships with Mr. Brenman.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2006

3.     Related party transactions (continued)

In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. Commencing April 1, 2006, Cogenco has subleased a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, Inc. or “MIS”) for $2,675 per month (Cogenco’s cost). The income from this sublease was $14,460 for the six months ended September 30, 2006. MIS will also be responsible for it pro-rata share of other expenses incurred under the lease. The sublease is on a month-to-month basis, and Cogenco expects that MIS’ use of the office space will continue during the remaining term of Cogenco’s lease, depending on MIS’s financial capabilities. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman’s father and his brother-in-law. A certificate of deposit of $79,506 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease.

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

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2006

4.     Contract payment

In August 2004, Cogenco entered into a letter agreement with DMI BioSciences, Inc. (“DMI”) for an agreement by which Cogenco would participate in the development of a drug for the treatment of asthma in humans. The parties modified this agreement in November 2004 and, pursuant to the modification, Cogenco paid DMI $100,000 and entered into a co-development agreement with DMI for the development of a drug for the treatment of asthma in humans (the “Old Development Agreement”). Under the terms of the agreements, as amended, Cogenco paid DMI $3,250,000 by September 30, 2005. Once Cogenco paid DMI the full $3,250,000 it had the right to participate in revenues from sales of the asthma products.

In February 2006, Cogenco and DMI negotiated a restated letter of intent (the “New LOI”) which contemplated additional payments of $6,000,000 to DMI by October 31, 2006, and an additional $1,000,000 by November 30, 2006, for a total of $7,000,000 in additional payments. In addition, the parties negotiated a new co-development agreement (the “New Development Agreement”) for the development of a drug for the treatment of multiple sclerosis. Upon signing the New Development Agreement, the Old Development Agreement was terminated (although the payments that Cogenco has made will be credited to the New Development Agreement).

Cogenco has not made any of the required payments to DMI and will also likely not be able to meet its November 30th obligation. Cogenco does not have the funds necessary to make these payments. DMI, however, has not yet given Cogenco notification of default (although it is entitled to under the New Development Agreement). The New LOI also amended the suggestion in the August 2004 letter agreement that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). Since the business combination did not occur by October 30, 2006, upon notice from DMI to Cogenco, the $3,250,000 investment will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI.

Of the total payments of $3,250,000 made to DMI, we included $197,527 in research and development expenses for the six months ended September 30, 2006. This figure represents the amount of funds received by DMI from Cogenco which had been expended by DMI as of September 30, 2006 on research and development expenses and related expenses.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements contained in this Report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending, and our product development and marketing strategies; statements regarding future capital expenditures and financing requirements; and similar forward looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we undertake no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.

Material Changes in Financial Condition

Since the time Cogenco ceased active business operations in 1988, we have been actively seeking potential business opportunities. Except for a series of equity financings in 2005 and 2006, and the activities described below relating to DMI BioSciences, Inc. (“DMI”), Cogenco has not engaged in any business operations for more than the past five years and has not received any income from operations in more than the past ten years.

On September 30, 2006, we had working capital of $49,341, this represents a decrease of $56,020 from our working capital of $105,361 on June 30, 2006. This decrease is attributable primarily to a reduction in our cash resources by $37,788, and an increase in our accrued salaries payable of approximately $18,750. Included in our working capital is a certificate of deposit in the amount of $79,506 which is not available to us for the payment of our current liabilities. Excluding the certificate of deposit, our current assets would be $30,165 less than our current liabilities. We have had significant cash flow difficulties and, as discussed below, we have not been able to pay our obligations to DMI Biosciences, Inc. and our president has deferred (without interest) collection of his salary since August 15, 2006 until Cogenco is adequately financed. We alleviated a portion of our working capital deficit when we received a $25,000 investment from certain offshore accredited investors in October 2006 ($23,125 net to us after fees); this amount allowed us to resolve certain payables but was insufficient to cure our default to DMI or make salary payments to our president. We will not be able to meet our current obligations or pursue any business opportunity without a substantial amount of additional funding, and we cannot provide any assurance that we will be able to obtain that financing on reasonable terms, if at all.

As described in our most recent 10-KSB, beginning in 2004, Cogenco entered into a letter agreement with DMI and a subsequent co-development agreement, by which Cogenco would participate in the development of a drug for the treatment of asthma in humans (the “Old Agreements”). Under the terms of the Old Agreements, as amended, Cogenco paid DMI $3,250,000 by September 30, 2005. In February 2006, Cogenco and DMI negotiated a new letter of intent and co-development agreement (the “New LOI” and the “New Development Agreement”) for the development of a drug for the treatment of multiple sclerosis. Upon signing the New Development Agreement, the Old Agreements were terminated (although the payments that Cogenco has made will be credited to the New Development Agreement).

As a result of the New Development Agreement and the New LOI, Cogenco assumed some additional payment obligations including an obligation to pay $6,000,000 by October 31, 2006, and another $1,000,000 by November 30, 2006. Cogenco has not made any of these payments to DMI and will also likely not be able to meet its November 30th obligation. Cogenco does not have the funds necessary to make these payments. DMI, however, has not yet given Cogenco notification of default (although it is entitled to under the New Development Agreement).

The New LOI also amended the suggestion in the August 2004 letter agreement that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). Since the business combination did not occur by October 30, 2006, upon notice from DMI to Cogenco, the $3,250,000 investment will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI.

At the present time we do not intend to obtain the funding necessary to meet our obligations to DMI under the New Development Agreement. Under the terms of the New Development Agreement, DMI may declare a default and cause our $3,250,000 investment to be automatically converted into 1,000,000 shares of DMI common stock; Cogenco is giving consideration to affirmatively taking that step itself. In either event, Cogenco will become a minority shareholder of DMI.

As described in our most recent 10-KSB, in November 2004, we entered into an employment contract with David Brenman which became effective on or about September 30, 2005. Under the terms of this employment agreement, Mr. Brenman is entitled to receive (among other things) an annual salary of $150,000. We paid Mr. Brenman his salary as due under this employment agreement through August 15, 2006, but we have since been unable to make any subsequent payments to him as required under his employment agreement. In addition, we anticipate that we will continue to be unable to make any payments under this employment agreement for the foreseeable future. Mr. Brenman has agreed to defer the compensation due to him (without interest) under his employment agreement until such time as the Company has adequate cash flow to be able to make such payments.

Material Changes in Results of Operations

We are not operating in any business at this time, although we are continuing to seek out business opportunities. Business opportunities require working capital to investigate and complete, and at the present time we do not have the necessary working capital and we can offer no assurance that, if the need arises, we will be able to obtain financing on reasonable terms, if at all. We have not received any revenues from operations for more than the past ten years and, therefore, we anticipate that we will continue to incur losses.

During the quarter ended September 30, 2006, we had an operating loss of $56,216. This represents a $1,764,150 decrease from our operating loss of $1,820,366 on September 30, 2005. The operating loss for the current quarter was caused principally by costs and expenses consisting of officer’s salary of $37,500, rent and storage of $16,380, and miscellaneous expenses of $8,517 (including general and administrative and traveling expenses), with minimal offsetting interest income of $721 and rental income of $5,460, and our unsuccessful efforts to obtain necessary financing. The loss recognized in the first quarter of fiscal 2005 was much greater because of the $1,800,000 in research and development expenses incurred during that period.

Plan of Operations

As discussed above, we are not engaged in any business operations at the present time. We are unable to pursue the business arrangement with DMI at the present time because of insufficient available capital. Because of our working capital shortages, we are also unable to spend any significant effort in reviewing business opportunities received from third parties. We have not actively pursued any such business opportunity in more than the past two years except for the business transaction with DMI which is described above. We will not be able to pursue any business opportunity without a substantial amount of funding provided from third parties. Consequently, we cannot offer any assurance that we will be able to complete our obligations with respect to DMI or obtain the funds necessary to invest in other business opportunities.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements and thus no disclosure is required. Cogenco has an obligation to pay rent to an unaffiliated party under an office lease through December 2008 at the rate of $5,350 per month. This obligation is not reflected on Cogenco’s balance sheet, although our rent expense is recognized on our Statement of Operations.

ITEM 3.      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filling date of this report, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Principal Financial and Accounting Officer. Following this inspection, this officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosures controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 27, 2006, we received subscriptions from an offshore, European accredited investor in exchange for a total investment of $25,000. The following sets forth the information required by Item 701 in connection with that transaction:

     (a) The transaction was completed effective October 27, 2006. We issued 2,500 shares of our common stock to Genesis Investment Funds Limited, an accredited investor. Genesis Investment Funds Limited is controlled by Genesis Capital Management Limited, a company controlled by Herald A.M.A. Janssen and Peter H. Jacobs. Mr. Janssen and Mr. Jacobs co-founded Genesis Investment Funds Limited and Genesis Capital Management Limited, and appointed Genesis Capital Management as the investment advisor for Genesis Investment Funds Limited. Pursuant to a discretionary investment management agreement, Genesis Capital Management has discretionary investment and voting control over the assets of Genesis Capital Management Limited, including the shares of Cogenco common stock that Genesis Investment Funds Limited owns.

     (b) There was no placement agent or underwriter for the transaction. We paid a finder's fee of 7½% of the total amount raised (a total of $1,875) to a Lichtenstein-based fund manager, MJM. The fund manager paid or will pay one-third of the finder’s fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-quarter of the fund manager’s profits (if any) from making the investment in Cogenco.

(c) The total offering price was $25,000. No underwriting discounts or commissions were paid. We paid a finder’s fee as described above.

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

(f) We used all of the proceeds received to meet our minimal operating expenses.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.     OTHER INFORMATION.

As discussed above in Management’s Discussion and Analysis, Mr. David Brenman has deferred (without interest) collection of his salary since August 15, 2006, until Cogenco is adequately financed.

ITEM 6.      EXHIBITS

A.      Exhibits

31.	Certification pursuant to Rule 13a-14(a).

32.	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 10, 2006

/s/ David W. Brenman David W. Brenman, President Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and Director