Form 10QSB
period 2006-12-31
COGENCO INTERNATIONAL INC
filed 2007-02-13
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[   X   ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934

For the quarterly period ended: December 31, 2006

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
Yes [   X   ] No [      ]

The number of shares outstanding of the issuer’s classes of common stock, as of February 12, 2007, is 2,581,256 shares, $.01 par value.

Transitional Small Business Issuer Disclosure Format Yes [      ] No [   X   ]

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)

INDEX

                                                                                                                                                 Page No.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements

Balance Sheet March 31, 2006 and December 30, 2006 (unaudited)	2

Statement of Operations - For the Three Months Ended December 31, 2005
and 2006 (unaudited)	3

Statement of Operations - For the Nine Months Ended December 31, 2005 and 2006 and
Cumulative Amounts from Inception of the Development Stage (July 26, 1990) through December 31, 2006 (unaudited)
4

Statement of Stockholders' Equity - For the Nine Months Ended
December 31, 2006 (unaudited)	5

Statement of Cash Flows - For the Nine Months Ended December 31, 2005
and 2006 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through December 31, 2006 (unaudited)	6

Notes to Unaudited Financial Statements	7

Item 2: Management’s Discussion and Analysis or Plan of Operation	11

Item 3: Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults upon senior securities.	14

Item 4. Submission of matters to a vote of security holders.	14

Item 5. Other information.	14

Item 6. Exhibits	15

Signatures	16

Certification pursuant to Securities Exchange Act of 1934 and
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2006 and December 31, 2006
(Unaudited)

	March	December
ASSETS

Current assets:
Cash, in interest bearing accounts	$ 99,738	$ 3,205
Certificate of deposit (Note 3)	78,120	80,304
Prepaid expense	5,460	5,460

Total current assets	183,318	88,969

Computer equipment, at cost, net of accumulated
depreciation of $363 (March) and $951 (December)	3,137	2,549
Stand still fee and codevelopment payments	197,527	—

Total assets	$ 383,982	$ 91,518

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 3,677	$ 4,591
Accounts payable - related party	—	7,046
Accrued salary - officer	—	56,250

Total current liabilities	3,677	67,887

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares
authorized, 2,578,756 (March) and 2,581,256 (December)
shares issued and outstanding	25,788	25,813
Additional paid-in capital	5,693,975	5,717,075
Accumulated deficit (including $4,349,796 deficit
accumulated during the development stage at
December 31, 2006)	(5,339,458)	(5,719,257)

Total stockholders' equity	380,305	23,631

Total liabilities and stockholders' equity	$ 383,982	$ 91,518

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended December 31, 2005 and 2006
(Unaudited)

	2005	2006
Revenues:
Rental income	$ —	$ 10,920
Interest income	521	801

Total Revenues	521	11,721

Costs and expenses:
Research and development	387,906	—
Salary - officer	37,500	37,500
Legal fees - related party (Note 3)	1,500	1,500
Legal fees	3,902	3,225
Consulting and travel expenses -
related party	106	—
General and administration	9,815	4,486
Rent and storage expenses	10,920	16,395
Depreciation	—	195

Total costs and expenses	451,649	63,301

Net loss (Note 2)	$ (451,128)	$ (51,580)

Basic and diluted loss per common share	$ (0.17)	$ (0.02)

Weighted average number of common
shares outstanding	2,578,756	2,580,522

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Nine Months Ended December 31, 2005 and 2006 and Cumulative Amounts
from Inception of the Development Stage (July 26, 1990) Through December 31, 2006
(Unaudited)

	2005	2006	Cumulative amounts from Inception
Revenues:
Rental Income	$ —	$ 25,380	$ 25,380
Interest income	647	2,304	45,805

Total Revenues	647	27,684	71,185

Costs and expenses:
Research and development	2,187,906	197,527	3,250,000
Salary - officer	37,500	112,500	187,500
Legal fees - related party (Note 3)	4,500	4,500	207,270
Legal fees	18,661	10,857	68,916
Consulting and travel expenses -
related party	10,009	5,247	180,583
Dry hole costs	—	—	123,086
General and administration	23,824	27,110	319,166
Rent and storage expenses	11,325	49,155	79,938
Depreciation	—	587	4,522

Total costs and expenses	2,293,725	407,483	4,420,981

Net loss (Note 2)	$ (2,293,078)	$ (379,799)	$ (4,349,796)

Basic and diluted loss per common share	$ (0.94)	$ (0.15)	$ (2.69)

Weighted average number of common
shares outstanding	2,442,501	2,579,347	1,616,523

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended December 31, 2006
(Unaudited)

	Common stock	Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	capital	deficit	equity
Balance at March 31, 2006	2,578,756	$25,788	$5,693,975	$(5,339,458)	$ 380,305
Sale of common stock in
private placement (Note 5)	2,500	25	23,100	—	23,125
Net loss for the nine months
ended December 31, 2006	—	—	—	(379,799)	(379,799)

Balance at December 31, 2006	2,581,256	$25,813	$5,717,075	$(5,719,257)	$ 23,631

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Nine Months Ended December 31, 2005 and 2006 and Cumulative Amounts
from Inception of the Development Stage (July 26, 1990) Through December 31, 2006
(Unaudited)

	Nine months Ended December 31,		Cumulative amounts from
	2005	2006	Inception
Cash flows from operating activities:
Net loss	$ (2,293,078)	$ (379,799)	$ (4,349,796)
Adjustment to reconcile net loss to net
cash used in operating activities:
Research and development expenses	387,906	197,527	3,250,000
Depreciation expense	—	587	4,522
Consulting fees paid directly by
common stock purchasers	—	—	50,000
Change in prepaid expense	(1,200)	—	(5,460)
Change in accounts payable and
accrued expenses	3,052	64,211	72,885

Net cash used in operations	(1,903,320)	(117,474)	(977,849)

Cash flows from investing activities:
Contract payments	(1,350,000)	—	(3,250,000)
Purchase certificate of deposit	(77,450)	(2,184)	(80,304)
Purchase of computer equipment	(1,834)	—	(7,072)

Net cash used in investing activities	(1,429,284)	(2,184)	(3,337,376)

Cash flows from financing activities:
Proceeds from sale of common stock	3,422,475	23,125	4,318,400
Short-term borrowings	—	—	100,000
Repayments of short-term borrowings	—	—	(100,000)

Net cash provided by financing
activities	3,422,475	23,125	4,318,400

Net increase (decrease) in cash	89,871	(96,533)	3,175

Cash and cash equivalents at
beginning of year	95,460	99,738	30

Cash and cash equivalents at
end of period	$ 185,331	$ 3,205	$ 3,205

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2006

1.    Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2006 and December 31, 2006, and the results of operations and cash flows for the periods ended December 31, 2005 and 2006. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations. As a development stage company, the Company continues to rely on infusions of equity capital to fund operations. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources. The Company continues to seek equity investments of which there can be no assurance.

2.    Income taxes

No provision for income taxes is required at March 31, 2006 and December 31, 2006 because, in management’s opinion and based on historical performance the effective tax rate for the year will be zero.

As of March 31, 2006 and December 31, 2006, total deferred tax assets and valuation allowance are as follows:

	March 31, 2006	December 31, 2006
Deferred tax assets resulting from:
Loss carryforward	$ 212,200	$ 280,200
Future deduction for research and development	1,138,600	1,212,300
Valuation allowance	(1,350,800)	(1,492,500)

	$ —	$ —

3.    Related party transactions

For the period from inception of the development stage to December 31, 2006, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2006

For the nine months ended December 31, 2005, and 2006, and from inception of the development stage, the Company incurred legal costs of $4,500, $4,500, and $119,049, respectively, from two law firms in which a principal of each law firm is a relative of an officer and director of the Company.

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

During and subsequent to the fiscal years 2005 and 2006, Cogenco has raised $3,900,000 from offshore private placements using a Liechtenstein-based fund manager, MJM as a finder. MJM and Cogenco have entered into a Finder’s Agreement containing the following terms: Cogenco agrees to engage MJM on a non-exclusive basis; Cogenco shall pay MJM a finder’s fee of 7 ½% of the funds raised from MJM’s European clients; each party shall be entitled to indemnification under certain circumstances; and Cogenco shall reimburse MJM for related expenses. As a result, Cogenco has paid MJM a finder’s fee of $292,500. The fund manager paid one-third of the finder’s fee to David W. Brenman president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-quarter of the fund manager’s profits from making the investment in Cogenco. MJM is owned and operated by Herald Janssen, who, through MJM and Genesis Investment Funds Limited is a principal shareholder of Cogenco and has had prior personal relationships with Mr. Brenman.

In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. Commencing April 1, 2006, Cogenco has subleased a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, Inc. or “MIS”) for $2,675 per month (Cogenco’s cost). The income from this sublease was $25,380 for the nine months ended December 31, 2006. MIS will also be responsible for it pro-rata share of other expenses incurred under the lease. The sublease is on a month-to-month basis, and Cogenco expects that MIS’ use of the office space will continue during the remaining term of Cogenco’s lease, depending on MIS’s financial capabilities. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman’s father and his brother-in-law. A certificate of deposit of $80,304 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2006

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

In February 2006, Cogenco and DMI negotiated a restated letter of intent (the “New LOI”) which contemplated additional payments of $7,000,000 to DMI by November 30, 2006. In addition, the parties negotiated a new co-development agreement (the “New Development Agreement”) for the development of a drug for the treatment of multiple sclerosis. Upon signing the New Development Agreement, the Old Development Agreement was terminated (although the payments that Cogenco has made will be credited to the New Development Agreement).

Cogenco has not made any of the required payments to DMI. Cogenco does not have the funds necessary to make these payments. DMI, however, has not yet given Cogenco notification of default (although it is entitled to under the New Development Agreement).

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2006

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

Of the total payments of $3,250,000 made to DMI, we included $197,527 in research and development expenses for the nine months ended December 31, 2006. This figure represents the amount of funds received by DMI from Cogenco which had been expended by DMI as of December 31, 2006 on research and development expenses and related expenses.

5.    Stockholders’ equity

For the nine months ended December 31, 2006, Cogenco issued 2,500 shares of its common stock to one offshore European accredited investor in exchange for an investment of $25,000.

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

On December 31, 2006, we had working capital of $21,082, this represents a decrease of $28,259 from our working capital of $49,341 on September 30, 2006. This decrease is attributable primarily to an increase in our accrued salaries payable of approximately $37,500. Included in our working capital is a certificate of deposit in the amount of $80,304 which is not available to us for the payment of our current liabilities except for rent as it comes due. Excluding the certificate of deposit, our current assets would be $59,222 less than our current liabilities. We have had significant cash flow difficulties and, as discussed below, we have not been able to pay our obligations to DMI Biosciences, Inc. and our president has deferred (without interest) collection of his salary since August 15, 2006 until Cogenco is adequately financed. We alleviated a portion of our working capital deficit when we received a $25,000 investment from certain offshore accredited investors in October 2006 ($23,125 net to us after fees); this amount allowed us to resolve certain payables but was insufficient to cure our default to DMI or make salary payments to our president. We will not be able to meet our current obligations or pursue any business opportunity without a substantial amount of additional funding, and we cannot provide any assurance that we will be able to obtain that financing on reasonable terms, if at all.

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

As a result of the New Development Agreement and the New LOI, Cogenco assumed some additional payment obligations including an obligation to pay $7,000,000 by November 30, 2006. Cogenco has not made any of these payments to DMI. Cogenco does not have the funds necessary to make these payments. DMI, however, has not yet given Cogenco notification of default (although it is entitled to under the New Development Agreement).

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

At the present time we do not intend to obtain the funding necessary to meet our obligations to DMI under the New Development Agreement. Under the terms of the New Development Agreement, DMI may declare a default and cause our $3,250,000 investment to be automatically converted into 1,000,000 shares of DMI common stock. Cogenco is giving consideration to affirmatively taking that step itself. In either event, Cogenco will become a minority shareholder of DMI.

As described in our most recent 10-KSB, in November 2004, we entered into an employment contract with David Brenman which became effective on or about September 30, 2005. Under the terms of this employment agreement, Mr. Brenman is entitled to receive (among other things) an annual salary of $150,000. We paid Mr. Brenman his salary as due under this employment agreement through August 15, 2006, but we have since been unable to make any subsequent payments to him as required under his employment agreement. In addition, we anticipate that we will continue to be unable to make any payments under this employment agreement for the foreseeable future. Mr. Brenman has agreed to defer the compensation due to him under his employment agreement (without interest) until such time as the Company has adequate resources to be able to make such payments.

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

During the quarter ended December 31, 2006, we had an operating loss of $51,580. This represents a $399,548 decrease from our operating loss of $451,128 on December 31, 2005. The operating loss for the current quarter was caused principally by costs and expenses consisting of officer’s salary of $37,500, rent and storage of $16,395, and miscellaneous expenses of $9,406 (including general and administrative and traveling expenses), with minimal offsetting interest income of $801 and rental income of $10,920. The loss recognized in the third quarter of fiscal 2005 was much greater because of the $387,906 in research and development expenses incurred during that period.

For the quarter ended December 31, 2006, total stockholders’ equity decreased to $23,631. This represents a $28,455 decrease in shareholders’ equity from September 30, 2006, and a decrease of $354,799 from March 31, 2006. The decrease in stockholders’ equity is the result of the continued net operating losses experienced by the Company and the corresponding rise in our accumulated deficit.

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

There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosures controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

     (b) There was no placement agent or underwriter for the transaction. We accrued a finder’s fee of 7½% of the total amount raised (a total of $1,875) to a Lichtenstein-based fund manager, MJM. The fund manager paid or will pay one-third of the finder’s fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-quarter of the fund manager’s profits (if any) from making the investment in Cogenco.

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

Date:    February 9, 2007

/s/ David W. Brenman David W. Brenman, Preesident Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and Director