Form 10KSB
period 2007-03-31
COGENCO INTERNATIONAL INC
filed 2007-07-11
CIK 730729

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2007

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ____________

                        Commission file number: 2-87052-D
                                                ---------

                           COGENCO INTERNATIONAL, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

         Colorado                                               84-091475
-------------------------------                             ---------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                  Suite 1840, 6400 South Fiddler's Green Circle
                  Greenwood Village, Colorado             80111
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [ x ]   No [   ]

     Issuer's revenues for its most recent fiscal year: $39,481.

     Aggregate market value of voting stock held by non-affiliates as of May 31, 2007: $ -0-. There is currently no trading market for the Registrant's securities.

     Number of shares of Common Stock, $.0l par value, outstanding as of May 31, 2007: 2,656,256.

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

Item l.  Description of Business.
         -----------------------

(a)      Business Development.

         Cogenco International, Inc., was organized under the laws of the State of Colorado on June 27, 1983, for the purpose of engaging in the cogeneration business, which is the simultaneous production of power, either mechanical or electrical, and useful thermal energy, such as steam, so that the waste heat which is a by-product of one process becomes the energy source for the other. Cogenco commenced active business operations after it completed its initial public offering of securities in February 1985, pursuant to which Cogenco realized total net proceeds of approximately $1,000,000. Cogenco eventually depleted its financial resources and was not able to secure additional capital to continue active business operations. Cogenco ceased active business operations in early 1988. Cogenco has been attempting to locate a business opportunity since that time, has maintained itself as a validly existing Colorado corporation, and has continued to make filings required under the Securities Exchange Act of 1934. Except for a series of equity financings in 2005, 2006, and 2007 and the activities described below under "DMI BioSciences," Cogenco has not engaged in any business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years.

         During our 2004 fiscal year, we entered into a letter of intent and then an agreement with DMI BioSciences, Inc. ("DMI") by which we agreed to participate in the development of a drug for the treatment of asthma in humans. The letter of intent also included the parties' agreement to attempt to negotiate a business combination between DMI and Cogenco. Although Cogenco provided DMI $3,250,000 in financing, Cogenco did not provide any further financing to DMI as contemplated by that agreement and the business combination contemplated between DMI and Cogenco did not occur. Although Cogenco and DMI amended those agreements in February 2006, ultimately Cogenco did not provide the financing contemplated by the amended agreements. Cogenco converted the $3,250,000 investment into 1,000,000 shares of DMI common stock in accordance with the pre-existing agreements. We have subsequently entered into certain stock purchase agreements with DMI (discussed further below) under which the Company has purchased a total of 401,429 shares at a purchase price of a total of $330,000 and which enable the Company to purchase up to an additional $670,000 of DMI common stock at prices up to $1.00 per share. If Cogenco completes that purchase by December 31, 2007, it will acquire a warrant to purchase another 1,000,000 shares of DMI common stock exercisable for one year at $1.00 per share.

         Since our 2005 fiscal year, we have raised approximately $4.7 million in equity financing from private investors. These funds allowed us to meet some

(but not all) of our payments to DMI contemplated by the amended agreements. Cogenco did not have the funds necessary to make these payments to DMI and to continue to finance our general and administrative and other expenses.

         We do not have any subsidiary corporations. The address of our principal executive offices and our telephone and facsimile numbers at that address are:

                           Cogenco International, Inc.
                           Suite 1840, 6400 South Fiddler's Green Circle Greenwood Village, CO 80111
                           Telephone No.: (303) 221-3680
                           Facsimile No.: (303) 759-3553

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

         To the extent that Cogenco does become involved in business, Cogenco will compete with others in that industry and may be subject to a significant amount of government regulation. The nature of the competition and the amount of regulation will depend on the industry in which Cogenco becomes engaged. We have no patents, patent applications, or other material interest in intellectual property except through DMI. We do not produce any products or offer any services, and therefore Cogenco is not dependent on any material customer relationships. We do not conduct any research and development except through DMI. Since we do not own any real property or engage in any business operations, environmental compliance is not material to us.

         Mr. David Brenman is currently Cogenco's only employee pursuant to an employment agreement that became effective on September 30, 2005, as described in Item 10 below. Mr. Brenman is the only person who is actively involved in day to day operations of Cogenco, although Mr. Brenman is also actively involved in other businesses as well. We anticipate that additional employees and/or consultants will be retained as may be necessary to operate Cogenco in the future, whether in connection with a business combination or otherwise. We believe that our current arrangement is adequate to meet our needs during our current process of pursuing business opportunities.

Risks That Cogenco Will Not Be Able to Meet Its Financial Obligations.

         As proven by Cogenco's inability to make the payments to DMI contemplated under the amended agreements in the past, there is a significant risk that Cogenco will not be able to meet future financial obligations. To the extent Cogenco pursues other opportunities that it may develop in addition to, or in lieu of, DMI, substantial additional financing will likely be required, and Cogenco cannot offer any assurance that it will be able to obtain that financing when necessary, in the amounts needed, or (if any financing is available) on terms reasonably acceptable to Cogenco.

Possible Application of the Investment Company Act.

In March 2007, we acquired 400,000 shares of Helix Biopharma Corporation (traded on the Toronto Stock Exchange as HBP.TO, and referred to herein as "Helix") and 100,000 shares of DMI common stock. Since March 2007, we have acquired additional shares of DMI common stock. As a result of these transactions,

Cogenco is a minority shareholder of both Helix and DMI and Cogenco may be considered to be an investment company for the purposes of the Investment Company Act of 1940. The intention of the Investment Company Act is to require the registration of companies whose goal is to engage in the business of investing, reinvesting, owning, holding, or trading in securities where the company's outstanding securities are held by more than 100 persons. Absent an exemption from registration, ss. 8(a) of the Investment Company Act requires that an investment company register with the SEC and then comply with the numerous substantive requirements of that act. The Investment Company Act imposes many requirements on investment companies that are subject to its requirements. These are designed to ensure that the investment companies use capital prudently and not simply to enrich the promoters. For example:

     o Investment companies are required to have a board of directors with an independent majority of directors.

     o    Transactions with affiliates are strictly regulated.

     o The investment company must also file detailed reports with the SEC and give most of that information to shareholders.

         The SEC has adopted an important exception to the definition of "investment company" which protects companies that find themselves becoming, inadvertently, subject to investment company regulation. Rule 3a-2 provides that "transient investment companies" are not subject to Investment Company Act regulation where:

     1. The company does not intend to be engaged in the business of investing or reinvesting in securities notwithstanding the fact that it may meet the investment company definition at the present time because of the large amount of cash it has available or for other reasons;

     2. The board of directors adopts an appropriate resolution, disclaiming investment company intent; and

     3. The time period for investing its assets into an operating business, thereby removing the company from the definition of an investment company, is one year.

         No company may rely on this exemption for transient investment companies more than once in any three-year period.

         At this time, we believe that if Cogenco is an investment company, it is a transient investment company meeting the exception from registration under the Investment Company Act set forth in Rule 3a-2. Cogenco does not, and does not intend to, primarily engage in the business of investing, reinvesting, or trading in securities, or holding investment securities.

         However, as described in the Risk Factors section below, the SEC may disagree with our interpretation. At the present time, it is management's goal to build up Cogenco's assets so that its minority investments in Helix and DMI do not exceed the 40% test by March 2008. In addition, Cogenco expects to dispose of its shares of Helix during the next six to ten month period in routine market transactions. If, however, Cogenco remains within the definition of "investment company" beyond the availability of the transient investment company exception provided by Rule 3a-2 and if, at that time, no other exception or exemption is applicable, we may be required to register under the Investment Company Act. This would result in considerable expense to Cogenco, and a significant change in Cogenco's management and operations.

DMI BioSciences

Cogenco's Relationship with DMI

         Cogenco has developed various relationships with DMI since entering into a letter agreement in August 2004. Cogenco modified that agreement in November 2004 and, pursuant to the modification, Cogenco paid DMI $100,000 and entered into an agreement for the development of a drug for the treatment of asthma in humans (the "Old CODA"). Under the terms of the Old CODA and its amendments, Cogenco paid DMI $3,250,000. Under the Old CODA, Cogenco had an opportunity to provide further funding to DMI, which Cogenco did not complete.

         Because Cogenco was not able to complete its funding contemplated under the Old CODA, in February 2006, Cogenco and DMI negotiated a restated letter of intent (the "New LOI") and entered into the New CODA for the development of a drug for the treatment of multiple sclerosis. Cogenco and DMI signed the New CODA on February 20, 2006 and terminated the Old CODA at the same time (although the payments that Cogenco made were credited to Cogenco's funding contemplated under the New CODA). Cogenco made no further payments to DMI under the New CODA due to a lack of funds. The New LOI contemplated that Cogenco and DMI would negotiate and complete a business combination by October 30, 2006, but that also did not occur because of Cogenco's lack of funding.

         On June 22, 2007, Cogenco converted its $3,250,000 investment into 1,000,000 shares of DMI common stock.

         In March 2007, Cogenco purchased 100,000 shares of DMI common stock for an investment of $100,000. Based on subsequent negotiations, in April 2007 Cogenco purchased an additional 301,429 shares from DMI at a prices from $0.70 to $0.80 per share. In July 2007, Cogenco entered into a securities purchase agreement with DMI by which Cogenco has the right to invest an additional $670,000 to purchase shares of DMI common stock at prices ranging from $0.85 per share to $1.00 per share. If Cogenco completes these purchases by December 31, 2007, DMI will issue to Cogenco a one-year warrant to purchase an additional 1,000,000 shares of DMI common stock for an exercise price of $1.00 per share.

         As a result of these transactions, Cogenco owns (as of the filing date of this report) 1,401,429 shares of DMI common stock (approximately 12% of the total number of DMI shares then outstanding, or about 6% on a fully-diluted basis). Because of our minority ownership position in DMI, we have no ability to control DMI's business or operations. No person associated with Cogenco is either an officer or director of DMI.

General Company Information (DMI)

         DMI is a privately-owned, development stage biopharmaceutical company engaged in the business of developing new drugs and diagnostics for inflammation in immunologic, vascular, proliferative and central nervous system diseases. DMI's research focuses on the role of proteins, peptides and other biomolecules in key pathways of inflammation in diseases that affect millions of individuals. DMI's principal objective is to develop new, proprietary therapeutic products that treat inflammatory processes at their root causes rather than treating only their symptoms.

         DMI uses separation technologies, mass spectrometry and proprietary techniques to identify, measure and characterize the concentration, activity and interaction of these biomolecules in cells, tissues, and other biosamples such as blood, urine, and saliva. Using these methods, DMI has discovered and is patenting several classes of compounds. These compounds include synthetic peptides and small molecules with the potential to treat a broad spectrum of acute and chronic inflammatory diseases and conditions. Currently, DMI has ten compounds in various stages of development, from discovery to Phase II human clinical trials.

         DMI's business plan is to enter into co-development agreements, such as the New CODA entered into with Cogenco, so that third parties will bear the expenses of research, development, testing, and regulatory approval. In the past, DMI has entered into co-development agreements with various companies related to the development of drugs to treat the following:

              o         Premature Ejaculation
              o         Periodontal Disease
              o         Atopic Dermatitis
              o         Asthma
              o         Multiple Sclerosis

At the present time, DMI is not a party to any co-development agreement related to the development of drugs.

Drugs in Clinical Development.

         Clinical trials in humans are the last and most expensive part of the drug development process. Because drug candidates generally increase in value with the successful completion of each step in the development process, clinical-trial-stage projects, particularly those in Phase II or Phase III, are the most valuable assets of any biotech company and are an important indicator of DMI's value and prospects. Currently, DMI has two drugs in human clinical trials. These drugs relate to Premature Ejaculation and Periodontal Disease.

Drugs in Preclinical Development

         After a drug candidate is discovered, it undergoes preclinical development in which it is tested in the laboratory and in animals to predict whether it is likely to be safe and effective in humans. Upon completion of preclinical testing, the data gathered in the laboratory and in animals is submitted to the FDA as a prelude to testing in humans. DMI has three drug candidates in preclinical testing. These drugs relate to Multiple Sclerosis
(MS), Acute Coronary Syndrome (ACS) and Ischemic Stroke and Macular Degeneration/ Neovascularization.

Drug Discovery Programs

         During drug discovery DMI's researchers first identify diseases for which there are no therapeutic treatments or that are underserved by available therapeutic alternatives (whose shortcomings may include limited efficacy, side effects or method of delivery) and then search for and identify promising chemical entities capable of curing or treating those diseases. DMI's drug discovery programs are focused (a) proliferative and fibrotic diseases, such as cancer and pulmonary fibrosis; and (b) neurodegenerative diseases, such as Alzheimer's disease.

Diagnostics Developed with Partners or Licensees

         DMI has also entered into partnership agreements or license agreements with various companies relating to the development of the following:

     o Diagnosis of Inflammation. This relates to the development of an immunoassay for the diagnosis of inflammation in a variety of conditions, including cardiovascular and cerebrovascular conditions, based on the detection of cysteinylated albumin (cys-albumin), a biomarker that is elevated in blood during inflammation.

     o Diagnosis of Cardiovascular Conditions. This relates to the licensing of DMI's biomarker candidates that will contribute to the diagnosis, monitoring and assessment of cardiovascular, cerebrovascular and lung-respiratory diseases.

     o YeasTest - Diagnosis of Vaginal Yeast Infections. DMI's YeasTest is a rapid, point-of-care test for use by professionals to diagnose vaginal yeast infections. In March 2004, DMI sold the YeasTest to BiOracle, Ltd., a U.K. based diagnostic marketing company, which is currently commercializing it in Europe and the Unites States through marketing and distribution partners. If BiOracle is successful, DMI will receive milestone payments and royalties.

     o AppyTest - Diagnosis of Appendicitis. DMI's AppyTest(R) is a rapid color test to aid in the diagnosis of patients with abdominal pain who are suspected of having appendicitis. In March 2004, DMI granted BiOracle, Ld. an exclusive, worldwide license to the AppyTest(R). BiOracle is currently arranging marketing and distribution of this product in Europe and the United States while preparing to seek FDA clearance to sell the AppyTest(R) in the U.S. and CE Mark approval to market the test in Europe. If BiOracle is successful, DMI will receive milestone payments and royalties.

Patents and Intellectual Property

         As of December 31, 2004, DMI owned 11 patents and more than 60 pending patent applications in the United States and throughout the rest of the world that cover the wide variety of therapeutic and diagnostic inventions that have been developed by DMI, including compositions of matter, methods of use, manufacturing methods, novel diagnostic assays and medical devices. The development and protection of trademarks covering corporate and product names, logos, trade dress, etc. is an important aspect of DMI's intellectual property efforts.

Corporate Information (DMI)

         DMI currently has eleven full-time equivalent employees, three of whom hold M.D. or Ph.D. degrees. Seven of our full time employees work in research and development. None of DMI's employees is represented by a collective bargaining agreement and DMI has never experienced a work stoppage.

         DMI retains scientific and clinical consultants and advisors from time to time as required. DMI's Scientific and Clinical Advisory Boards bring expertise in fields related to our scientific and clinical focus that assists DMI's research and product development efforts. These Boards are expected to meet at least annually with DMI's scientific staff and management to discuss research and development programs and long-term scientific strategy.

         DMI leases approximately 14,500 square feet of laboratory and office space from the Fitzsimons Redevelopment Authority. This facility is located in the Colorado Bioscience Park Aurora in Aurora, Colorado. The lease, which commenced July 1, 2006, is for a term of 62 months. DMI believes this facility will be adequate to meet its needs during that term. DMI, through its Founder, Chairman and Chief Scientific Officer, David Bar-Or, M.D., has an arrangement with Swedish Medical Center, Englewood, Colorado, for use of an additional 3,500 square feet of laboratory and support facility in the Trauma Research Department on the Swedish campus in Englewood.

         DMI's principal place of business is 1999 North Fitzsimons Parkway, Suite 100, Aurora, Colorado 80045-7503, telephone 303-418-1000. DMI's website is www.dmibio.com. DMI is a private company and does not file reports under the Securities Exchange Act of 1934.

         The following is a discussion of DMI's business, requirements for governmental approval, and associated risks.

         Risks of Regulatory Approval for Pharmaceuticals. DMI must comply with extensive government regulations in order to obtain and maintain marketing approval for its products in the United States and abroad. DMI must obtain regulatory approvals for its ongoing development activities and before marketing or selling any product. DMI may not receive regulatory approvals to conduct clinical trials of its products or to manufacture or market its products. In particular, DMI may not receive regulatory approval from the FDA or any other regulatory authority to market Zertane(TM), DMI's most advanced drug candidate. In addition, regulatory agencies may not grant such approvals on a timely basis or may revoke previously granted approvals.

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

         DMI's product candidates will be subject to extensive and rigorous domestic and foreign government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products. If DMI's product candidates are marketed outside the United States, they will also be subject to similar extensive regulation by foreign governments. DMI must provide the FDA and foreign regulatory authorities, if applicable, with clinical data that appropriately demonstrate the product candidate's safety and efficacy in humans before they can be approved for the targeted indications. We cannot predict whether regulatory approval will be obtained for any product candidate that DMI is developing or plans to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, and novelty of the product, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. In addition, we may encounter delays or rejections based upon additional governmental regulation resulting from future legislative or administrative action or changes in FDA policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approvals may:

     o adversely affect the commercialization of any product candidates that DMI develops;

     o diminish any competitive advantages that such product candidates may have or attain; and

     o adversely affect revenues or receipt of royalties from the sale of the products.

         Furthermore, any required regulatory approvals, if granted, may be withdrawn. If DMI fails to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, it may be subject to restrictions, including:

     o    delays in clinical trials or commercialization;

     o refusal by the FDA to review pending applications or supplements to approved applications;

     o    product recalls or seizures;

     o    suspension of manufacturing;

     o    withdrawals of previously approved marketing applications; and

     o    fines, civil penalties, and criminal prosecutions.

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

         Risks Associated with DMI's Intellectual Property. Cogenco owns no intellectual property. However, through our ownership of DMI common stock, we may indirectly benefit from or have an interest in intellectual property owned by, or being developed by, DMI.

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

         DMI's current and future product candidates may be covered by third-party patents or other intellectual property rights, in which case DMI would need to obtain a license or sublicense to these rights in order to develop or commercialize them. Any required licenses may not be available to DMI on acceptable terms, if at all. If DMI does not obtain any required licenses or sublicenses, DMI could encounter delays in development or it could be prevented from manufacturing and commercializing our products. If it is determined that DMI has infringed on an issued patent, DMI could be compelled to pay significant damages, including punitive damages. In cases where DMI has licensed intellectual property, their failure to comply with the terms and conditions of such agreements could harm our business.

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

         Risks of Competition in the Biotechnology Industry. The biotechnology industry is highly competitive and subject to rapid technological changes. As a result DMI may be unable to compete successfully or develop innovative products, which could jeopardize the value of our investment in DMI.

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

         Risks of Product Liability. There is a risk that the products developed by DMI may result in exposure to product liability claims. Such claims could materially and adversely affect Cogenco by reducing the value of its investment in DMI. The manufacture and sale of any product for human consumption raises the risk of product liability claims if a customer has an adverse reaction after using the product. These claims may derive from the product itself or a contaminant found in the product from the manufacturing, packaging, or sales process. While these risks can be protected in part through product liability insurance, DMI advises us that it does not have any such insurance at the present time. DMI advises us that it will not seek to obtain any such insurance until, if ever, DMI has a product to market. Even then, we cannot offer any assurance that such insurance will be available at a reasonable price or with sufficient coverage. Furthermore, even if DMI is able to obtain product liability insurance, there will be a risk that insurance will not cover completely or would fail to cover a claim, in which case DMI may not have the financial resources to satisfy such claims, and the payment of claims would require DMI to use funds that are otherwise needed to conduct its business and make its products. If a product liability claim is successfully brought for uninsured liabilities or exceeding DMI's insurance coverage, DMI could be forced to pay substantial damage awards which may significantly reduce the value of our investment in DMI.

         We also understand that DMI's research and manufacturing activities involve the controlled use of certain hazardous materials, medical waste, and various radioactive materials. As a result, DMI may become subject to the risks of accidental contamination or injury from those materials, or an accidental environmental discharge or exposure. If the use of hazardous materials results in contamination or injury, our investment in DMI may be at risk.

         Risks of Clinical Trials. There are significant uncertainties and complexities present in development stage biopharmaceutical companies. In order to receive regulatory approval for the products developed by DMI, or any other business, the person developing the product must conduct extensive clinical trials to demonstrate any developed product's safety and efficiency. Clinical testing is expensive and can take many years to complete, and its outcome is uncertain. Delays or clinical setbacks may occur at any time. If the clinical trials for product candidates are unsuccessful or delayed, we could be delayed or precluded from further developing or selling the product candidates.

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

DMI's Directors and Executive Officers.

         DMI's directors serve one year terms or until their successors are elected. DMI does not have audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been by the Board of Directors as a whole. The most recent DMI shareholders' meeting was held on June 28, 2000. There are no family relationships among any of our executive officers or directors. The following table identifies the directors and executive officers of DMI.

                                                                  Beginning of
Name                 Age     Positions Held                     Term of Service
-----------------    ---     --------------------------------   ----------------

David Bar-Or, M.D.   58      Chairman of the Board of Directors;       1990
                             Chief Scientific Officer

Bruce G. Miller      62      President; Chief Executive Officer,       1992
                             Member of the Board

Daniel Navot, M.D.   58      Member of the Board                       2002

Edward Lau, Ph.D.    57      Member of the Board                       1992


         David Bar-Or, M.D., has over twenty-five years experience in biochemical research, is board certified in emergency medicine, and has been in clinical practice for twenty years, including five years as director of emergency medicine at an accredited trauma center. Dr. Bar-Or is presently Director of Trauma Research for Swedish Medical Center. Dr. Bar-Or received his MD from Hebrew University Medical School, Jerusalem, Israel, and was the first to complete a fellowship in emergency medicine research at Denver General Hospital, a program recognized nationally as a leader in emergency medicine. Dr. Bar-Or has received numerous awards for outstanding clinical and scientific research, published over 40 scientific articles, holds over 15 patents, and has filed more than 10 additional patent applications. Dr. Bar-Or owns more than 23% of the outstanding DMI common stock which he purchased at prices substantially less than is being paid by Cogenco. Dr. Bar-Or controls DMI through his stock ownership, as chief scientific officer, and as chairman of the board of directors.

         Bruce G. Miller was a practicing attorney for over 24 years with experience in business start-ups, acquisitions, and commercial law. He received his J.D. from the University of Denver and his B.A. from Duke University. Mr. Miller owns more than 14% of the outstanding DMI common stock which he purchased at prices substantially less than is being paid by Cogenco.

         Daniel Navot, M.D. is a reproductive endocrinologist. Dr. Navot is a graduate of the Hadassah School at Hebrew University in Jerusalem, and is board certified in Obstetrics, Gynecology, Reproductive Endocrinology and Infertility. Dr. Navot is the former Director of the IVF Program at Mount Sinai Medical Center in New York and is Professor of Obstetrics & Gynecology, Director-Division of Reproductive Endocrinology and Infertility at New York Medical College. Since 1994 Dr. Navot has served as Medical Director of the Fertility Institute of New Jersey and New York and Chief, Reproductive endocrinology at Pascack Valley Hospital. Dr. Navot owns less than 5% of the outstanding DMI common stock which he purchased at prices substantially less than is being paid by Cogenco.

         Edward Lau, Ph.D. joined DMI following ten years in laboratory research and management with Amgen, Inc., a leading U.S. biotechnology company. He spent the majority of his time in hands-on research, and participated in projects leading to Amgen's blockbuster drugs Epogen(R) and Neupogen(R). He also spent five years working in Amgen's diagnostic program until it was divested. Dr. Lau received a Ph.D. in Biochemistry from the University of Wyoming, an M.S. and B.S. from Central Washington University, and completed a three-year post-doctoral fellowship at the University of Colorado. Dr. Lau owns less than 5% of the outstanding DMI common stock which he purchased at prices substantially less than is being paid by Cogenco.

         DMI advises us that none of its officers, directors, or significant shareholders have been, during more than the past five years, involved in:

          1. Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

          2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) ;

          3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

          4. Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

         DMI has not made available to Cogenco information about the compensation paid to and payable to its executive officers and directors.

DMI's Financial Condition, Discussion and Analysis.

         DMI is dependent upon third parties for financing its activities. It does not have sufficient working capital to finance the significant costs of product development and regulatory approval.

         DMI has had nominal resources and working capital shortages for more than the past year. DMI is dependent, in part, on Cogenco's continuing ability to finance DMI's working capital shortages; there can be no assurance that Cogenco will be able to complete financing as contemplated under the stock purchase agreement discussed above any more successfully than Cogenco was able to make all the payments contemplated under the past agreements with DMI. Notably the stock purchase agreement does not require that Cogenco provide any specific amount of financing; it merely provides Cogenco an incentive to purchase shares by offering a lower price for purchases made before October 1, 2007, and a warrant to purchase additional shares at $1.00 per share.


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

(b)      Holders.

         The approximate number of record holders of our $.0l par value common stock as of May 31, 2007, was 763. This figure does not reflect an indeterminable number of shareholders whose shares may be held in "street name."

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

(e)      Sales of Unregistered Securities (Item 701 information).

         On October 27, 2006, we received subscriptions from an offshore, St. Vincent and the Grenadines accredited investor in exchange for a total investment of $25,000. The following sets forth the information required by Item 701 in connection with that transaction:

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

         (b) There was no placement agent or underwriter for the transaction. We accrued a finder's fee of 7 1/2% of the total amount raised (a total of $1,875) to a Liechtenstein-based asset manager, MJM. The asset manager paid or will pay one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-quarter of the fund manager's profits (if any) from making the investment in Cogenco.

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

         On March 6, 2007, we entered into a Share Purchase Agreement with Genesis, an offshore, St. Vincent and the Grenadines accredited investor for the purchase of 75,000 shares of our common stock. Genesis paid us for the shares on March 22, 2007. The following sets forth the information required by Item 701 in connection with that transaction:

         (a) On March 22, 2007, we issued 75,000 shares of our common stock to Genesis. Genesis is an accredited investor and a non-U.S. Person as that term is defined in Regulation S and, as outlined above, is a principal shareholder of Cogenco.

         (b) No underwriter, placement agent, or finder was involved in the transaction. As described above, the shares were sold to Genesis, an accredited investor and a principal shareholder of Cogenco, and the transaction occurred as an Offshore Transaction (as that term is defined in Regulation S).

         (c) Genesis purchased the shares of our common stock at $10 per share and tendered us 400,000 shares of Helix Biopharma Corporation common stock and paid us $150,000 in cash. Should the net proceeds from our sale of Helix common stock average less than $1.50 per share, Genesis has agreed that that until March 5, 2008 it will tender us additional Helix shares (or shares of another publicly traded company) upon our written request.

         (d) We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction, as well as Regulation D and Regulation S. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the accredited investor with disclosure of all aspects of our business, including providing the accredited investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investor obtained all information regarding Cogenco it requested, received answers to all questions it (and its advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes.

         (e) The total offering price was $750,000. The common stock issued in this transaction is not convertible or exchangeable.

         (f) We have used $330,000 of the cash proceeds to purchase shares of DMI as described above and we plan to use the remainder of the proceeds for other corporate purposes, including working capital, and general and administrative expenses.

(f) Purchases of Equity Securities by Cogenco and its Affiliates (Item 703 information).

         Not applicable since Cogenco's common stock is not registered under
Section 12 of the Securities Exchange Act of 1934.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

Going Concern Qualification

         Because of our lack of revenues, lack of working capital, our inability to meet certain of our contractual obligations, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses. The opinion of our auditors for the year ended March 31, 2007, expresses the following concerns about our ability to continue as a going concern if we do not receive the Minimum proceeds of this offering:

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

Summary

         As stated above, Cogenco has been essentially inactive since early 1988 until the 2005 fiscal year. During this time we investigated investment alternatives in the oil and gas and biotechnology industries but, to date, we have been unsuccessful in completing any such transaction.

         Commencing in our fiscal 2005, we entered into agreements with DMI, as described above, which required a significant amount of financing, but did not require any substantial activities on the part of Cogenco. As described above, we were unable to make all payments contemplated under the DMI agreement; however, we are continuing to explore other activities and the availability of financing for those activities. Consequently, we have still not engaged in any business operations or received revenues for more than the past ten years.

Results of Operations

Years Ended March 31, 2007 and 2006.

         We recognized net losses of $(442,140) for the fiscal year ended March 31, 2007, as compared to $(3,237,630) for the fiscal year ended March 31, 2006. Our losses in 2007 were significantly less than our losses in 2006 primarily because we reduced our research and development expenses paid to DMI for research and development purposes from $3,052,473 during 2006 to approximately $197,527 during our 2007 fiscal year.

         We anticipate that we will continue to incur significant net losses as we continue to pursue business opportunities with DMI and perhaps with other entities. We will pursue these business opportunities to the extent that our management has identified opportunities that it believes are worth pursuing and to the extent that Cogenco has sufficient funds to do so. At the present time, Cogenco has no source of revenues from operations, and Cogenco can provide no assurance that it will generate a source of revenues from operations, either as a result of a merger or acquisition transaction, or as a result of developing such a source from within.

Liquidity and Capital Resources

         Cogenco has been without adequate funds since 1987 through the 2007 fiscal year and subsequently. At the time we ceased active business operations, Cogenco was essentially out of money. We did not raise any substantial amounts of money for Cogenco until the 2005 fiscal year during which we raised $240,000 and the 2006 fiscal during which we raised $3,700,000, these funds were invested by accredited and offshore (non-U.S.) investors. As described above, we also raised $775,000 in 2007, these funds were also invested by accredited and offshore (non-U.S.) investors.

         At March 31, 2007, Cogenco had current assets of $700,356 and working capital of $580,937, as compared to current assets of $183,318 and working capital of $179,641 at March 31, 2006. The increase in our current assets during the 2007 fiscal year is primarily due to our acquisition of 400,000 shares of Helix common stock (discussed above) valued at $1.38 per share at the time those shares were acquired and $1.43 per share at March 31, 2007. As discussed in the risk factors section below, the shares of Helix common stock are highly volatile and subject to changes in valuation on a daily basis. Therefore, our working capital and current assets will also be subject to changes in valuation. We anticipate that the sale of Helix shares will be a source for our working capital needs during our fiscal 2008.

         Cogenco does not have any capital obligations during fiscal 2007. We do have the right, but not the obligation, to invest $630,000 to purchase shares of DMI common stock.

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

Plan of Operations

         Cogenco is not engaged in any business operations at the present time. Although we receive proposals for business opportunities from third parties and we seek out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years except for the business transactions with DMI that were discussed above. We will continue reviewing other opportunities in the biotechnology industry and in other industries as we become aware of appropriate opportunities, and we will continue to pursue a business combination with DMI.

         We will not be able to pursue any business opportunity without a substantial amount of additional funding provided from third parties. Consequently, we cannot offer any assurance that we will be able to obtain the funds necessary to invest in other business opportunities. We plan to sell the 400,000 shares of Helix that we acquired in March 2007, in routine market transactions during the next six to ten months to help pay for our routine legal and administrative expenses.

         We also plan to continue to invest funds (to the extent available) in DMI. Management believes that the investment in DMI has a potential for a significant return, but such return is subject to many risks as described above. Based on the due diligence conducted by the officer and directors of Cogenco and also on the risk adjusted net present value of the compounds under development, as reported to us by DMI, we have concluded that it is a good business decision for the Company to continue to invest in DMI.

Off Balance Sheet Arrangements

         We have no off balance sheet arrangements and thus no disclosure is required. However, as described above, Cogenco has an obligation to pay rent under an office lease through December 2008 at the rate of $5,350 per month. This obligation is not reflected on Cogenco's balance sheet, although our rent expense is recognized on our Statement of Operations.

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

         We currently are not engaged in any business operations. Although we have reviewed several possibilities for business operations during the past several years, we have not found an opportunity for a business combination that was attractive to management other than the opportunity to participate in a co-development agreement with DMI. As reported above, however, we were unable to complete a business combination with DMI and our previous investments in DMI were converted into shares of common stock in DMI. The New CODA was terminated as a result of the conversion. We cannot offer any assurances that we will ever find another business opportunity that management determines to be worth pursuing, or that if we do, we are able to complete the business combination on commercially-reasonable terms in a manner that could be advantageous to our shareholders.

We have had little working capital available for any operations.

         We have had little working capital for more than the past five years. Although we raised $240,000 during our fiscal 2005, $3,700,000 during our fiscal 2006, and $775,000 during our fiscal 2007, our payments to DMI, as discussed above, have resulted in significantly greater expenses. We may be required by lack of funds to reduce our operations to our previous level of only nominal operations to minimize our corporate general and administrative expenses.

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

         Because of our lack of revenues, lack of working capital, our inability to meet certain of our contractual obligations, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses. The opinion of our auditors for the year ended March 31, 2007, expresses the following concerns about our ability to continue as a going concern if we do not receive the Minimum proceeds of this offering:

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

We lost our opportunity to participate in the development of drugs for the treatment of multiple sclerosis, for which we paid $3,250,000 and we are now a minority shareholder of DMI.

         For the reasons set forth under "Going Concern Qualification," above, we were unable to complete our payments contemplated to DMI under the New CODA. As a result, our interest in the New CODA was terminated and on June 22, 2007, our payments were converted into 1,000,000 shares of DMI common stock, representing a minority interest in DMI (along with our other investment in DMI). We have also entered into a securities purchase agreement (described above) with DMI under which the Company may invest an additional $670,000 to purchase shares of DMI common stock at prices ranging from $.85 to $1.00, subject to certain terms and conditions. If we complete that purchase by December 31, 2007, DMI will issue to us a warrant to purchase an additional 1,000,000 shares at $1.00 per share.

         At this time and for the foreseeable future, we have little opportunity to influence DMI's operations or business, and we are dependent on DMI for any return on our investment. As disclosed above, DMI is dependent upon third parties for financing its activities. It does not have sufficient working capital to finance the significant costs of product development and regulatory approval. Moreover, DMI has had nominal resources and working capital shortages for more than the past year.

         Consequently, the value of our investment in DMI is wholly outside of our control, and we cannot give any assurance that our ownership of DMI common stock will provide for a return of any amount. The value of our investment in DMI is wholly-dependent on the success of DMI's business operations, and because of the numerous risks stated herein, we cannot offer any assurance that DMI will be successful.

As a result of our acquisition of common shares of DMI and Helix (described in detail above), Cogenco may be considered to be an investment company for purposes of the Investment Company Act of 1940, regulation that will impose significant responsibilities and restrictions on our ability to do business.

         As a result of (a) our March 2007 acquisition of 100,000 shares of DMI common stock; (b) the conversion of our investment under the New CODA into 1,000,000 shares of DMI common stock; (c) the payments made to date and those contemplated in the future under the Company's securities purchase agreement with DMI; and (d) our acquisition of 400,000 shares of Helix common stock (described in detail above), Cogenco may be considered to be an investment company for purposes of the Investment Company Act of 1940. As described above, Cogenco believes that if it is an investment company, it is a transient investment company meeting the exception from registration under the Investment Company Act set forth in Rule 3a-2 under the Investment Company Act. However, the SEC may disagree with our interpretation of this rule or we may not meet any exemption from the requirements of the Investment Company Act at a later date.

         Although Cogenco will attempt to take actions during its fiscal year ending March 31, 2008, to avoid being an investment company in March 2008, we cannot offer any assurance that our actions to do so will be successful. If Cogenco is an investment company after the one year exception for transient investment companies expires, we will be subject to a significant amount of additional regulation, significant restrictions in our ability to do business, and significant restrictions on any relationship with affiliates. We will also be subject to more detailed SEC scrutiny and subject to the registration and reporting requirements of the Company Act in addition to the reporting requirements of the 1934 Act. Compliance with these new obligations will restrict Cogenco's opportunities to conduct its business as it has heretofore done, and will result in significantly greater regulatory compliance expenses.

Since our primary asset is DMI common stock, the success of Cogenco is tied to DMI's business operations, the success of which cannot be assured.

         The proteomics industry is new and evolving rapidly. Although DMI has entered into partnerships and license agreements with other companies, some of which relate to biomarker candidates owned by DMI, those partnerships and license agreements have not produced any revenues to DMI. Moreover, most of the products related to those agreements have not received regulatory approval in the United States or Europe.

         In addition, relatively few products based on protein discoveries have been developed and commercialized by others. Rapid technological development by DMI or by others may result in compounds, products or processes becoming obsolete before DMI recovers its development expenses.

         In many cases, there is a significant amount of work that needs to be accomplished before we will know whether we have a product that merits testing. Even if the testing is successful and we are able to obtain regulatory approval for any product in the United States or elsewhere, we cannot offer any assurance that we will be able to market the product successfully or profitably.

         Furthermore, DMI has insufficient working capital to accomplish its business plan and is dependent upon third parties for financing, governmental regulatory approval, and protection of its intellectual property, all as discussed above. Furthermore, there are many companies competing with DMI for the development of drugs to treat various human illnesses, and most of these companies are significantly better financed than is DMI. We cannot offer any assurance that DMI will be able to compete successfully with these other companies. Finally, in any drug for human use there are significant risks of liability from side effects and reactions that cannot be predicted as a result of the testing process. Any such liability would likely bankrupt DMI.

We have a history of losses and have never engaged in the profitable operation of our business.

         We have had a history of operating losses and cash flow deficits, and our financial statements reflect a Going Concern Qualification as described above. We have never engaged in the profitable operation of a business, and there can be no assurance that we will ever be able to do so.

         Cogenco has not been involved in active business operations since 1988. To date, we have not implemented a successful business plan. Although we have been reviewing several possibilities for business operations during the past several years, they have not found an opportunity for a business combination that was attractive to us and we were unsuccessful in completing the proposed business combination with DMI.

Our primary assets consist of securities in Helix and DMI which are volatile or unmarketable.

         Our most valuable asset consists of shares of common stock in Helix. Our balance sheet for the fiscal year ended March 31, 2007, reported a value of $572,000 for those securities. The Company believes that it has correctly identified these securities as a current asset on its balance sheet pursuant to SFAS No. 115, but the value of the Helix common stock is subject to significant fluctuation. The price of each share of common stock in Helix is historically volatile and subject to significant changes in value depending upon company performance. Therefore, although our balance sheet has reflected an accurate valuation of those securities as of March 31, 2007, this valuation could change significantly in upcoming weeks and months. In addition, there is not an established trading market for shares of Helix common stock and when the Company desires to sell its shares of Helix, it may be unable to do so on short notice or at all.

         As of March 31, 2007, the Company owned 1,100,000 shares of common stock in DMI for which it has invested $3,350,000 but which has a carrying value on Cogenco's financial statements of $100,000 as of March 31, 2007. Cogenco purchased additional shares after March 31, 2007, and has the right to purchase additional shares of DMI common stock. DMI is a privately held company and there is no market for any shares of DMI common stock. We do not anticipate that a market will develop for any of the shares of DMI common stock in the foreseeable future, if at all. The Company must be prepared to hold the shares of DMI common stock for an indefinite period of time.

It is likely that any efforts we may make to raise capital will result in substantial additional dilution to our shareholders.

         It is likely that if we raise capital for any operations in the future, such action will require the issuance of equity or debt securities which will result in substantial dilution to our existing shareholders. Although we will attempt to minimize the dilutive impact of any future capital-raising activities, we cannot offer any assurance that we will be able to do so because of the lack of any historical operations or profitability, as well as the lack of any trading market for our publicly-held securities. If we are successful in raising additional working capital, we will likely have to issue additional shares of our common stock and common stock purchase warrants at prices that may be a discount from the then-current market price of our common stock.

Because we are dependent upon our key personnel for our future success, if we fail to retain or attract key personnel, our business will be adversely affected.

         David W. Brenman is the only person who has devoted a substantial amount of time to our business during the past five years, and his father has acted as legal counsel. If we are to succeed in any activity (which cannot be assured), it will be as a result of the efforts of Messrs. Brenman. Albert Brenman does not have any employment agreement or any obligation to continue providing services to Cogenco, and there can be no assurance that he will continue to do so. David Brenman's employment Agreement with Cogenco became effective on September 30, 2005. We paid Mr. Brenman his salary as due under this employment agreement through August 15, 2006, but we have since been unable to make any subsequent payments to him as required under his employment agreement. In addition, we anticipate that we will continue to be unable to make any payments under this employment agreement for the foreseeable future. Mr. Brenman has agreed to defer the compensation due to him under his employment agreement (without interest) until such time as the Company has adequate resources to be able to make such payments. As described above under "Going Concern Qualification," we cannot offer any assurance that we will be able to raise such funds when necessary.

We are controlled by only a few officers and directors and, consequently, purchasers of our shares will have very little ability to elect or control our management.

         Our directors and officers beneficially own approximately 36% of the outstanding shares of Common Stock as of May 31, 2007 and, accordingly, may have the ability to elect a majority of our directors of Cogenco and otherwise to control Cogenco. As a result, such persons, acting together, will have the ability to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

No market exists for our common stock; should a market develop, our common stock will likely be vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring our shares may be unable to resell their shares at a profit as a result of this volatility.

         At the present time, no market exists for our common stock, and we cannot offer any assurance that any market will develop. Occasional trades are reported on the "pink sheets," but as a result, the trading price of our securities can be impacted by very low sales volumes, general market conditions, and other events and factors. In addition, the realization of any of the risks described in these "Risk Factors" could have a significant and adverse impact on such market prices.

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

         Our stock price may decline by future sales of our shares or the perception that such sales may occur. As of June 30, 2007, all of the shares of Common Stock held by our officers, directors, and our principal stockholder constitute "restricted shares" or "control shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

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

Our president, Mr. David Brenman, is involved in other ongoing business opportunities.

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

Item 7.  Financial Statements.
         --------------------

The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:
                                                                       Page No.
                                                                       -------

         Report of Independent Certified Public
           Accountants                                                   F-1

         Balance Sheet - March 31, 2007 and 2006                         F-2

         Statement of Operations - For the Years Ended
           March 31, 2007 and 2006 and Cumulative Amounts
           from Inception of the Development Stage (July
           26, 1990) through March 31, 2007                              F-3

         Statement of Stockholders' Equity
         For the Period from Inception of the Development
         Stage (July 26, 1990) through March 31, 2007                 F-4 - F-7

         Statement of Cash Flows - For the Years
           Ended March 31, 2007 and 2006 and
           Cumulative Amounts from Inception of
           the Development Stage (July 26, 1990) through
           March 31, 2007                                                F-8

         Notes to Financial Statements
           March 31, 2007 and 2006                                    F-9 - F-20

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

Item 8A. Controls and Procedures.
         -----------------------

(a)      Evaluation of Disclosure Controls and Procedures.

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer (who also serves as our principal financial officer), who concluded, based on the evaluation of these controls and procedures, that our disclosure controls and procedures are effective.

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

(b)      Changes in Internal Controls.

         Our president, chief executive officer, and chief financial officer (David W. Brenman) is responsible for establishing and maintaining adequate internal controls over financial reporting for Cogenco. In evaluating internal controls, Mr. Brenman considered the amount of Cogenco's financial activities and resources. Cogenco has for the past several years retained a part-time bookkeeper to assist Mr. Brenman in completing the financial reporting process, but ultimately Mr. Brenman is responsible not only for controls, but also for all other aspects of Cogenco's general ledger, disbursements and receipts, and financial statement preparation.

         There were no changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Item 8B. Other Information.
         -----------------

         On March 5, 2007 we filed Restated Articles of Incorporation with the Colorado Secretary of State. The Restated Articles did not amend our Articles of Incorporation, but instead were filed so that our Articles of Incorporation are more readily available and understandable to our shareholders. After filing the Restated Articles we discovered the Restated Articles included an obsolete provision regarding the par value of our common stock. Accordingly, on March 13, 2007 we filed a Statement of Correction with the Colorado Secretary of State in which the obsolete provision was deleted from the Restated Articles.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

(a)      Identification of Directors and Executive Officers.

         The directors of Cogenco are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of Cogenco are elected by the Board of Directors and hold office until their successors are elected and qualified.

         The current officer and directors of Cogenco are:

Name                    Age                       Position
----                    ---                       --------

David W. Brenman        51     Director, President, Secretary and Treasurer
                               since 1985

Albert Brenman          81     Director, since 2004

Robert A. Melnick       51     Director, since 2004

         None of the existing directors is "independent" as that term is used in the securities laws. See Item 9(c) - Family Relationships, below.

         The Board of Directors has not established an audit committee, compensation committee, nominating committee, or any other committee.

         Cogenco has not held a shareholders' meeting for more than the past ten years, and has no plans to hold a shareholders' meeting in the current fiscal year. Consequently, the existing members of the board are expected to serve as directors indefinitely.

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

         Mr. Brenman and his wife were named as a defendant in litigation brought in Arapahoe County, Colorado, state court, which alleged corporate malfeasance by him in connection with certain activities related to corporations owned by his wife and her siblings. Mr. Brenman and his wife filed an answer in that court in January 2005 denying all material allegations against them and alleging seventeen counterclaims against the plaintiffs. This litigation was resolved by settlement in December 2006.

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

         Robert A. Melnick, David Brenman's brother-in-law, has been engaged in the field of automotive finance since 1995. Mr. Melnick served in the capacity as Finance Director for Chesrown Automotive, which was acquired by AutoNation in 1997. Mr. Melnick continued to serve in that capacity for AutoNation until January 2004. Since January 2004, Mr. Melnick has been an independent consultant in the financial services area of the automotive industry. Since August, 2004, Mr. Melnick has served as Business Manager for Prestige Imports, Inc., Lakewood, Colorado. Mr. Melnick received his B.A. from Drake University and M.S. from Carnegie-Mellon University.

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

(e)-(f) No Audit Committee or Audit Committee Financial Expert or Compensation Committee

         Our board of directors has not appointed a separately designated standing audit committee in accordance with section 3(a)(58)(A) of the Exchange Act. Instead, the entire board is acting as the Company's audit committee. The board does not have an audit committee financial expert.

         We do not have a compensation committee due to the limited number of persons employed by us. Rather, the full board of directors participates in deliberations concerning executive compensation and establishes the compensation and benefit plans and programs of the Company. The board of directors does not utilize a compensation committee charter when performing the functions of such committee. Mr. Brenman is our only employee (although we have not paid his salary since August 2006) and he is also a member of the board. Mr. Brenman did not participate in any deliberations of the board concerning his own compensation.

(g)      Material Changes to Nomination Procedures

         We have not held a meeting of Cogenco's shareholders for more than the past ten years. Shareholders may recommend nominees to the board of directors by addressing correspondence to the President.

(h)      Section 16(a) Beneficial Reporting Compliance

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

Item 10. Executive Compensation.
         ----------------------

Compensation Discussion and Analysis

         Summary. Since we only have a single employee and we have not issued any options or other derivative securities, our compensation structure is not complicated. If we are successful in our business plan, we may need to hire additional employees. In such a case, we believe that the ability to attract and retain qualified executive officers and other key employees will be essential to our long term success.

         Compensation Linked to Attainment of Performance Goals. Currently, the compensation of our only employee, Mr. David Brenman, is not linked to performance based goals; rather his compensation is a fixed annual salary as set forth in his employment agreement. However, under Mr. Brenman's employment agreement, he may receive supplemental or incentive compensation based on the criteria the board deems appropriate consistent with the Company's strategic plan. Due to cash shortages, we have been unable to pay this salary as due since August 2006. If we are in a position to hire additional employees at a later date (of which we can grant no assurances) we may consider adopting a formal compensation plan linked to performance based goals in order to attract qualified employees.

         Named Executive Officers. As discussed above, we only have one named executive officer, Mr. David Brenman. Mr. Brenman has served as our President, Secretary and Treasurer since 1985.

         Elements of our Executive Compensation Program. Currently, the only element of our executive compensation program is the base salary paid to Mr. David Brenman. Because we have no revenues from operations, we do not provide any annual bonus opportunity and equity compensation components, and we provide no other employee benefits, such as retirement plans or medical benefits. The members of the board serve as the Company's Compensation Committee and participate in deliberations concerning executive compensation and (at a later date if our revenues substantially increase) will establish the compensation and benefit plans and programs of the Company. Mr. David Brenman did not participate in any deliberations of the board concerning his own compensation. These deliberations were conducted by Mr. David Brenman's father and brother-in-law.

         In general, the base salary for Mr. Brenman was determined by evaluating his responsibilities, experience and the competitive marketplace. More specifically, we considered the following factors in determining Mr. Brenman's base salary and will also consider these factors if the Company is in a position to hire additional employees:

     1. the executive's leadership and operational performance and potential to enhance long-term value to the Company's shareholders;
     2. performance compared to the financial, operational and strategic goals established for the Company;
     3.   the nature, scope and level of the executive's responsibilities;
     4. competitive market compensation paid by other companies for similar positions, experience and performance levels; and
     5. the executive's current salary (if applicable), the appropriate balance between incentives for long-term and short-term performance.

         Due to our lack of revenue it is unlikely that Mr. David Brenman will receive a salary adjustment until we have adopted a successful business plan and generated significant revenues. As noted above, because of inadequate working capital, it is unlikely that we will pay Mr. David Brenman his past due salary until we have adequate funds to do so from sources other than the shares of Helix common stock that Cogenco owns.

         Retirement and Deferred Compensation Benefits. We do not presently provide Mr. David Brenman with a defined benefit pension plan or any supplemental executive retirement plans, nor do we provide Mr. Brenman with retiree health benefits.

         Perquisites. We do not provide any perquisites to Mr. Brenman.

         Post-Termination/ Change Of Control Compensation. We have no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment except as described below for the employment agreement with David Brenman.

         Tax Implications of Executive Compensation. Our aggregate deduction for Mr. Brenman's compensation is potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to him exceeds $1.0 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. At Mr. Brenman's 2007 compensation levels, and considering that we have not paid him any compensation since August 2006, we did not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, we did not consider its impact in determining compensation levels for Mr. Brenman.

         Employment Agreement with our Named Executive Officer. In November 2004, we entered into an employment contract with David Brenman which became effective on or about September 30, 2005, when we paid DMI $3,250,000 for participation in the co-development agreement. The employment agreement was approved by our board of directors, including David Brenman's father and brother-in-law, by consent to action in lieu of a special meeting dated November 16, 2004. The material terms of David Brenman's employment agreement are as follows:

     o    Annual salary of $150,000;
     o    Employment for a 5 year term;
     o The employee is subject to confidentiality/non-competition/protection of trade secrets/non-solicitation provisions;
     o The employment agreement provides for premature termination in certain circumstances;
     o Mr. Brenman has certain rights in the event of a change of control of Cogenco including a two year extension of his employment term and a requirement that his full salary (through the term of the agreement) be paid to him within 30 days of such change of control. Change of control can also constitute a basis on which the employee can terminate the agreement prematurely; and
     o The employment agreement did not prohibit David Brenman from receiving compensation from MJM.

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

SUMMARY OF COMPENSATION

Disclosure of Compensation

         As previously discussed, our only employee is David Brenman. Under his employment agreement, Mr. Brenman is entitled to an annual salary of $150,000; however, due to cash shortages, we have not paid his salary since August 2006. We paid Mr. David Brenman a total of $56,250 in cash compensation during our 2007 fiscal year, and we paid him no other form of compensation during or for that period.

         We pay Albert Brenman a retainer of $500 per month ($6,000 per year) for supervising our accounting and legal matters however, due to cash shortages, we have not paid his retainer since August 2006. Other than as described above, we have not paid compensation to any officer or director for services rendered during the last three fiscal years.

Outstanding Equity Awards at Fiscal Year-End

         There are no outstanding equity awards, including stock option or bonus plans.

Director Compensation

         We do not pay our directors for their services in that capacity. We do reimburse our officers and directors for out-of-pocket expenses incurred by them in connection with our business. Currently, we do not pay any directors fees for attendance at board meetings.

         We have no other arrangements pursuant to which any of our directors was compensated during the fiscal year ended March 31, 2007 for services as a director.

         Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
--------------------------------------------------------------------------------

(a) (b) Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information as of May 31, 2007, as to the beneficial ownership of shares of our only outstanding class of securities, our common stock, by each person who, to our knowledge at that date, was a beneficial owner of 5% or more of the outstanding shares of our common stock, by each person who is an officer and/or director, and by all of our officers and directors as a group. The table does not include information regarding shares of common stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of our common stock. The percent of class is based on 2,656,256 shares outstanding as of May 31, 2007.


Name and Address of Beneficial Owner     Amount of Beneficial Ownership                       Percent
                                         (ownership is direct unless otherwise noted)        of Class
--------------------------------------   -------------------------------------------         --------

David W. Brenman                                    497,042                                     19%
4085 So. Dexter Street
Englewood, CO 80113

Genesis Investment Funds Limited                   1,654,868                                    62%
Pflugstrasse 28, P.O. Box 1143
FL-9490 Vaduz, Liechtenstein
(1, 2, 3, 4, 5, 6)

Albert Brenman                                      367,247                                     14%
4400 East Oxford Place
Englewood, CO 80110

Robert A. Melnick
1074 Bonnie Brae Blvd.                              100,000                                      4%
Denver, CO 80209

Officers and directors
 as a group (three persons)                         964,289                                     36%


(1) Genesis Investment Funds Limited is controlled by Genesis Capital Management Limited, a company controlled by Herald A.M.A. Janssen and Peter H. Jacobs. Mr. Janssen and Mr. Jacobs co-founded Genesis Investment Funds Limited and Genesis Capital Management Limited, and appointed Genesis Capital Management as the investment advisor for Genesis Investment Funds Limited. Pursuant to a discretionary investment management agreement, Genesis Capital Management has discretionary investment and voting control over the assets of Genesis Capital Management Limited, including the shares of Cogenco common stock that Genesis Investment Funds Limited owns. Pursuant to a discretionary investment management agreement, Genesis Capital Management has discretionary investment and voting control over the assets of Genesis Capital Management Limited, including the shares of Cogenco common stock that Genesis Investment Funds Limited owns or controls directly and indirectly.

(2) During our 2007 fiscal year, certain investors with interests in Cogenco transferred their shares to Genesis for management purposes, our president David Brenman transferred 220,000 shares of common stock that he owned to Genesis (with a commitment by Genesis Capital Management Ltd. to return those shares to Mr. Brenman in the event of a successful conclusion to the transaction contemplated with DMI Biosciences (as described above) or other appropriate business combination), and on October 27, 2006, Genesis purchased an additional 2,500 shares of our common stock in a private offering. As a result of those transactions, and the purchase of 75,000 shares described herein, Genesis owns or controls 1,654,868 shares of Cogenco's outstanding common stock (approximately 62%).

(3) Until January 1, 2007, Mr. Janssen also controlled MJM Asset Management Company Establishment ("MJM"), a company he founded in 1997. Mr. Janssen no longer has any direct or indirect interest in MJM. During the period of Mr. Janssen's ownership, Cogenco paid MJM Asset Management a finders' fee of 7 1/2% of the $3,900,000 in funds raised by MJM Asset Management for Cogenco. Mr. Janssen's address is Matschils 23, LI-9495 Triesen, Liechtenstein. In prior transactions, MJM paid one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. As a result of Mr. Janssen's sale of MJM, Mr. Brenman is not entitled to receive any further compensation from MJM's direct or indirect investments in Cogenco. Cogenco will not pay any third party (related or otherwise) any fee resulting from the investment of the Helix common stock in exchange for Cogenco common stock.

(4) Genesis Investment Funds Limited is also controlled by Peter H. Jacobs, a licensed European property manager who holds a degree in engineering from the Technical Institute, Heerlen, Netherlands. He is a certified appraiser by the court in the Netherlands. Mr. Jacobs has been working as an asset manager in Europe since the 1980's and has from time-to-time worked with Mr. Janssen and MJM Asset Management. Mr. Jacobs co-founded Genesis Investment Funds Limited with Mr. Janssen. Mr. Jacob's address is Meierhofstrasse 85, LI-9495 Triesen, Liechtenstein.

(5) The address set forth above is the Administrator's European representative office for Genesis Investment Funds Limited. Genesis Investment Funds Limited is established under the laws of Saint Vincent, and its registered office is Trust House, 112 Bonadie Street, Kingstown, Saint Vincent.

(6) As a result of their control of Genesis Investment Funds Limited, Mr. Jacobs and Janssen control the right to vote and to dispose of 62% of Cogenco's common stock.

(c)      Changes in Control.

         Management is not aware of any arrangements which may result in a change of control of Cogenco other than the ownership of more than 50% of our outstanding common stock by Genesis Investment Funds Limited as described above. Genesis could, in its discretion, call a meeting of the shareholders of Cogenco and vote its shares to replace all directors and take over control of Cogenco. Genesis has not advised Cogenco that it has any current plans to do so. Because Cogenco's common stock is not registered under the Securities Exchange Act of 1934, Genesis does not have any reporting obligations under Sections 13(d) or 16(a) of the Securities Exchange Act.


(d)      Securities Authorized for Issuance under Equity Compensation Plans

         At the present time, we have no securities authorized for issuance under any equity compensation plan.

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

(a) Transactions with Related Persons

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

       In addition, as described in the following paragraphs, we have entered into transactions which have resulted in compensation being paid to David
Brenman:

     o    On May 13, 2005, we raised $2,000,000, on September 15 and 20, 2005, we raised a total of $1,700,000, and again on October 27, 2006, we raised a total of $25,000, from offshore private placements using a Liechtenstein-based fund manager, MJM, as a finder which have resulted in compensation paid by MJM to David W. Brenman, our president. Until January 1, 2007, Herald A.M.A. Janssen controlled MJM Asset Management Company Establishment, a company he founded in 1997. Mr. Janssen no longer has any direct or indirect interest in MJM. As described above, Genesis Investment Funds Limited, one of our significant shareholders, is controlled by Genesis Capital Management Limited, a company that is also partially controlled by Herald A.M.A. Janssen. During the period of Mr. Janssen's ownership, Cogenco paid MJM Asset Management a finders' fee of 7 1/2% of the $3,900,000 in funds raised by MJM Asset Management for Cogenco.

     o    In prior transactions, MJM paid one-third of the finder's fee to David
          W. Brenman, president of Cogenco, in accordance with an oral agreement between them. At the time the disinterested directors of Cogenco approved the arrangements with MJM, they understood that MJM has an obligation to pay one-third of the finder's fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. As a result of those finder's fee agreements, we paid approximately $292,500 to MJM from the funds raised to date. After Mr. Janssen's sale of MJM, Mr. Brenman is not entitled to receive any further compensation from MJM's direct or indirect investments in Cogenco.

         Pursuant to a discretionary investment management agreement, Genesis Capital Management has discretionary investment and voting control over the assets of Genesis Capital Management Limited, including the shares of Cogenco common stock that Genesis Investment Funds Limited owns or controls directly and indirectly. Recently, certain investors with interests in Cogenco transferred their shares to Genesis for management purposes, our president David Brenman transferred 220,000 shares of common stock that he owned to Genesis (with a commitment by Genesis Capital Management Ltd. to return those shares to Mr. Brenman in the event of a successful conclusion to the transaction contemplated with DMI Biosciences or other appropriate business combination), and on October 27, 2006, Genesis purchased an additional 2,500 shares of our common stock in a private offering. As a result of those transactions, and the purchase of 75,000 shares described herein, Genesis owns or controls 1,654,868 shares of Cogenco's outstanding common stock (approximately 62%).

         Stock Issuance. The Board of Directors have approved stock issuances to related parties as described in Item 5(e), above. Because of the significant stock ownership of the purchasers, these transactions were not negotiated at arms'-length.

         Approval of Outside Business Activities. The board of directors by resolution dated May 5, 2005, agreed to permit Mr. David Brenman to pursue a business opportunity with respect to CMOS imaging devices that are being developed by members of the Edwin L. Adair family individually and through a family corporation, MIS. MIS is involved in the research and development of small scale high resolution medical devices. The Board of Directors determined that the business opportunity with MIS is not a corporate opportunity of Cogenco, and that David Brenman is entitled to pursue such opportunity outside of his employment responsibilities with Cogenco, provided that such activities do not unreasonably interfere with his employment activities with Cogenco or compromise any trade secrets or confidential or non-public information relating to Cogenco.

         The board of directors by resolution dated April 3, 2006, agreed to permit Mr. David Brenman to pursue a business opportunity in the oil and gas industry with respect to WPE, in which he wants to invest and participate as a manager. WPE is in the process (as of May 31, 2007) of attempting to acquire certain producing properties located in North Dakota. The Board of Directors determined that the business opportunity with WPE is not a corporate opportunity of Cogenco, and that David Brenman is entitled to pursue such opportunity outside of his employment responsibilities with Cogenco, provided that such activities do not unreasonably interfere with his employment activities with Cogenco or compromise any trade secrets or confidential or non-public information relating to Cogenco.

         Office Lease with Related Party. In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. Commencing April 1, 2006, Cogenco has subleased a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, Inc. or "MIS") for $2,675 per month (Cogenco's cost). MIS will also be responsible for its pro-rata share of other expenses incurred under the lease. The sublease is on a month-to-month basis, and Cogenco expects that MIS' use of the office space will continue during the remaining term of Cogenco's lease, depending on MIS's financial capabilities. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman's father and his brother-in-law. A certificate of deposit of $81,152 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease.

(b)      Parents

         Not applicable.

(c)      Promoters and Control Persons

         Not applicable.

(d)      Director Independence

         None of the members of the Company's board are "independent" as defined by Section 121A of the American Stock Exchange Listing Standards. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this Form 10-KSB under the heading "Certain Related Person Transactions"). As disclosed above, the entire board performs the role of the audit committee and the compensation committee; therefore, none of the persons performing the functions of those committees are independent.

PART IV

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

(a) Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number   Description
------   -----------

3.1 Restated Articles of Incorporation, incorporated by reference from the Form 8-K dated March 5, 2007, filed March 8, 2007.

3.2 Bylaws, incorporated by reference from the Annual Report on Form 10-KSB for the five fiscal years ended March 31, 1992.

10.1 Employment Agreement with David W. Brenman, incorporated by reference from the Form 10-KSB for the year ended March 31, 2006, filed June 29, 2006.

10.2 Amended letter of intent with DMI BioSciences dated November 5, 2004, incorporated by reference from the Form 10-KSB for the year ended March 31, 2006, filed June 29, 2006.

10.3 Co-development agreement with DMI BioSciences, Inc. dated November 21, 2004 (confidential treatment requested), incorporated by reference from the Form 10-KSB for the year ended March 31, 2006, filed June 29, 2006.

10.4 Extension agreement with DMI BioSciences, Inc. dated January 21, 2005, incorporated by reference from the Form 10-KSB for the year ended March 31, 2006, filed June 29, 2006.

10.5 Second extension agreement with DMI BioSciences, Inc. dated February 22, 2005, incorporated by reference from the Form 10-KSB for the year ended March 31, 2006, filed June 29, 2006.

10.6 Third extension agreement and second amendment to letter of intent with DMI BioSciences, Inc. dated June 7, 2005, incorporated by reference from the Form 10-KSB for the year ended March 31, 2006, filed June 29, 2006.

10.7 Co-development agreement with DMI BioSciences, Inc. dated February 20, 2006 (confidential treatment requested), incorporated by reference from the Form 10-KSB for the year ended March 31, 2006, filed June 29, 2006.

10.8* Amended Share Purchase Agreement with Genesis Investment Funds Ltd., dated March 1, 2007.

10.9* Securities Purchase Agreement with DMI BioSciences, Inc., dated March 22, 2007.

10.10* Securities Purchase Agreement with DMI BioSciences, Inc., dated April 18, 2007.

10.11* Securities Purchase Agreement with DMI BioSciences, Inc., dated May 29, 2007.

10.12* Securities Purchase Agreement with DMI BioSciences, Inc., dated June 20, 2007.

10.13* Securities Purchase Agreement with DMI BioSciences, Inc., dated July 5, 2007.

10.14* Warrant Agreement to purchase shares of common stock of DMI BioSciences, Inc., dated July 5, 2007.

31*      Certification pursuant to Rule 1h3a-14(a).

32*      Certification pursuant to 18 U.S.C. ss.1350.

----------
*        Filed herewith.

Item 14. Principal Accountant Fees and Services.
         --------------------------------------

(a)      Audit Fees.

         Our principal accountant, Causey, Demgen & Moore, Inc., billed us aggregate fees in the amount of approximately $11,865 for the fiscal year ended March 31, 2006 and $12,300 for the fiscal year ended March 31, 2007. These amounts were billed for professional services that Causey, Demgen & Moore, Inc. provided for the audit of our annual financial statements, review of the financial statements included in our report on Form 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)      Audit-Related Fees.

         Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $923 for the fiscal year ended March 31, 2006 and $ 0 for the fiscal year ended March 31, 2007, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)      Tax Fees

         Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $695 for the fiscal year ended March 31, 2006 and approximately $723 for the fiscal year ended March 31, 2007, for tax compliance, tax advice, and tax planning.

(d)      All Other Fees

         Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $-0- for the fiscal years ended March 31, 2007 and 2006, for other fees.

(e)      Audit Committee's Pre-Approval Practice

         Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the Board of Directors (or the Board of Directors as a whole if there is no audit committee appointed), or unless the services meet certain de minimis standards. Since Cogenco has no audit committee, the Board of Directors pre-approved the audit services and tax services that Causey, Demgen & Moore, Inc. performed for Cogenco during the fiscal years ended March 31, 2006 and 2007, and has pre-approved that firm's continuation of those services.

         The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

                                                 Percentage of total
                                       fees paid to Causey, Demgen & Moore, Inc.
                                       -----------------------------------------
                                         Fiscal Year 2006      Fiscal Year 2007
                                         ----------------      ----------------

          Audit fees                          88%                     94%
          Audit-related fees                   7%                      0%
          Tax fees                             5%                      6%
          All other fees                       0%                      0%

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

Date:    July 11, 2007
                                            COGENGO INTERNATIONAL, INC.


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

Date:    July 11, 2007
                                 By:  /s/ David W. Brenman
                                      ------------------------------------------
                                      David W. Brenman, President, Principal
                                      Executive Officer, Principal Accounting
                                      Officer, principal Financial Officer and
                                      Director

Date:    July 11, 2007
                                 By: /s/ Albert Brenman
                                     -------------------------------------------
                                     Albert Brenman, Director


Date:    July 11, 2007
                                 By: /s/ Robert A. Melnick
                                     -------------------------------------------
                                     Robert A. Melnick, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
Cogenco International, Inc.


We have audited the accompanying balance sheets of Cogenco International, Inc. (a development stage company) as of March 31, 2006 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (July 26, 1990) through March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogenco International, Inc. as of March 31, 2006 and 2007, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage (July 26, 1990) through March 31, 2007, in conformity with U.S. generally accepted accounting principles.

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


Denver, Colorado                                      CAUSEY DEMGEN & MOORE INC.
July 10, 2007

                                        COGENCO INTERNATIONAL, INC.
                                       (A Development Stage Company)
                                              BALANCE SHEET
                                          March 31, 2006 and 2007


                                                 ASSETS
                                                 ------

                                                                     2006                    2007
                                                                     ----                    ----

Current assets:
    Cash ($1,334 in interest bearing accounts)                    $    99,738             $    41,744
    Certificate of deposit (Note 5)                                    78,120                  81,152
    Marketable securities (Note 2)                                       --                   572,000
    Prepaid expense                                                     5,460                   5,460
                                                                  -----------             -----------

       Total current assets                                           183,318                 700,356

Computer equipment, at cost, net of accumulated
    depreciation of $363 (2006) and $1,147 (2007)                       3,137                   2,353
Investment in securities of DMI                                          --                   100,000
Stand still fee and codevelopment payments (Note 6)                   197,527                    --
                                                                  -----------             -----------

Total assets                                                      $   383,982             $   802,709
                                                                  ===========             ===========

                                               LIABILITIES
                                               -----------

Current liabilities:
    Note payable - officer                                        $      --               $     2,500
    Accounts payable                                                    3,677                   8,193
    Accounts payable - related party                                     --                    14,976
    Accrued salary - officer                                             --                    93,750
                                                                  -----------             -----------

Total current liabilities                                               3,677                 119,419

                                          STOCKHOLDERS' EQUITY
                                          --------------------

Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                         --                      --
Common stock, $.01 par value; 50,000,000 shares
    authorized, 2,578,756 (2006) and 2,656,256 (2007)
    shares issued and outstanding                                      25,788                  26,563
Additional paid-in capital                                          5,693,975               6,466,325
Stock subscription receivable (Note 3)                                   --                   (28,000)
Accumulated deficit (including $4,412,137 deficit
    accumulated during the development stage at
    March 31, 2007)                                                (5,339,458)             (5,781,598)
                                                                  -----------             -----------

Total stockholders' equity                                            380,305                 683,290
                                                                  -----------             -----------

Total liabilities and stockholders' equity                        $   383,982             $   802,709
                                                                  ===========             ===========

                                       See Accompanying Notes



                                        COGENCO INTERNATIONAL, INC.
                                       (A Development Stage Company)
                                          STATEMENT OF OPERATIONS
                        For the Years Ended March 31, 2006 and 2007 and Cumulative Amounts
                  from Inception of the Development Stage (July 26, 1990) Through March 31, 2007


                                                                                              Cumulative
                                                                                             amounts from
                                                  2006                   2007                  Inception
                                                  ----                   ----                  ---------

Revenues:
    Rental income                             $      --               $    36,325             $    36,325
    Interest income                                 1,391                   3,156                  46,657
                                              -----------             -----------             -----------

       Total revenues                               1,391                  39,481                  82,982

Costs and expenses:
    Research and development                    3,052,473                 197,527               3,250,000
    Salary - officer                               75,000                 150,000                 225,000
    Legal fees - related party (Note 5)             6,000                   6,000                 208,770
    Legal fees                                     27,448                  18,127                  76,186
    Consulting and travel expenses -
       related party                               16,260                  10,791                 186,127
    Dry hole costs                                   --                      --                   123,086
    General and administration                     33,772                  32,832                 324,888
    Rent and storage expenses                      27,705                  65,560                  96,343
    Depreciation                                      363                     784                   4,719
                                              -----------             -----------             -----------

       Total costs and expenses                 3,239,021                 481,621               4,495,119
                                              -----------             -----------             -----------

          Net loss (Note 4)                   $(3,237,630)            $  (442,140)            $(4,412,137)
                                              ===========             ===========             ===========

Basic and diluted loss per common share       $     (1.31)            $     (0.17)            $     (2.71)
                                              ===========             ===========             ===========

Weighted average number of common
    shares outstanding                          2,476,098               2,581,667               1,630,887
                                              ===========             ===========             ===========


                                              See Accompanying Notes



                                          COGENCO INTERNATIONAL, INC.
                                         (A Development Stage Company)
                                       STATEMENT OF STOCKHOLDERS' EQUITY
                            For the Period from Inception of the Development Stage
                                    (July 26, 1990) through March 31, 2007

                                                        Common stock        Additional      Stock                         Total
                                                     -----------------       paid-in     Subscription    Accumulated   stockholders'
                                                     Shares     Amount       capital      Receivable       deficit       equity
                                                     ------     ------       -------      ----------       -------     -------------

Balance at July 25, 1990                             72,415   $       724   $ 1,358,508   $      --      $(1,369,461)   $   (10,229)

Sale of common stock to employees
    of the related law firm for cash
    ($.50 per share) July 26, 1990                   13,600           136         6,664          --             --            6,800

Sales of common stock to an unrelated
     entity for cash ($.50 per share)
     July 26, 1990                                   12,000           120         5,880          --             --            6,000

Shares of common stock issued in
    settlement of an account payable
    to the related law firm in
    October 1990 ($.50 per share)                     1,985            20           973          --             --              993

Net loss for the period ended
    March 31, 1991                                     --            --            --            --          (11,922)       (11,922)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 1991                           100,000         1,000     1,372,025          --       (1,381,383)        (8,358)

Shares of common stock issued in
    settlement of an account payable
    to the related law firm in
    February 1992 ($.50 per share)                   28,756           288        13,975          --             --           14,263

Net loss for the period ended
    March 31, 1992                                     --            --            --            --          (13,545)       (13,545)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 1992                           128,756         1,288     1,386,000          --       (1,394,928)        (7,640)

Sale of common stock to two individuals
    for cash and cash payments to the
    Company's president in March 1993
    ($.11 per share) (Note 2)                     1,610,000        16,100       158,900          --             --          175,000


                                          (Continued on following page)

                                              See Accompanying Notes



                                          COGENCO INTERNATIONAL, INC.
                                         (A Development Stage Company)
                                       STATEMENT OF STOCKHOLDERS' EQUITY
                            For the Period from Inception of the Development Stage
                                    (July 26, 1990) through March 31, 2007

                                                        Common stock         Additional      Stock                         Total
                                                     -----------------        paid-in     Subscription    Accumulated  stockholders'
                                                  Shares         Amount       capital      Receivable       deficit        equity
                                                  ------         ------       -------      ----------       -------     ------------

Net loss for the period ended March 31, 1993           --            --            --            --         (100,291)      (100,291)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 1993                         1,738,756        17,388     1,544,900          --       (1,495,219)        67,069

Capital contribution of two shareholders
    consisting of cash payments to the
    Company's president in April 1993
    (Note 2)                                           --            --          10,000          --             --           10,000

Sale of stock to an individual for
    cash ($10.00 per share) (Note 2)                 50,000           500       499,500          --             --          500,000

Net loss for the period ended March 31, 1994           --            --            --            --         (368,020)      (368,020)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balance at March 31, 1994                         1,788,756        17,888     2,054,400          --       (1,863,239)       209,049

Net loss for the period ended March 31, 1995           --            --            --            --          (42,581)       (42,581)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 1995                         1,788,756        17,888     2,054,400          --       (1,905,820)       166,468

Net loss for the period ended March 31, 1996           --            --            --            --          (25,813)       (25,813)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 1996                         1,788,756        17,888     2,054,400          --       (1,931,633)       140,655

Net loss for the period ended March 31, 1997           --            --            --            --          (12,021)       (12,021)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 1997                         1,788,756        17,888     2,054,400          --       (1,943,654)       128,634

Net loss for the period ended March 31, 1998           --            --            --            --           (9,234)        (9,234)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 1998                         1,788,756        17,888     2,054,400          --       (1,952,888)       119,400


                                               (Continued on following page)

                                                   See Accompanying Notes



                                          COGENCO INTERNATIONAL, INC.
                                         (A Development Stage Company)
                                       STATEMENT OF STOCKHOLDERS' EQUITY
                            For the Period from Inception of the Development Stage
                                    (July 26, 1990) through March 31, 2007

                                                        Common stock        Additional      Stock                         Total
                                                     -----------------       paid-in     Subscription    Accumulated   stockholders'
                                                  Shares        Amount       capital      Receivable       deficit       equity
                                                  ------        ------       -------      ----------       -------     -------------

Net loss for the period ended March 31, 1999           --            --            --            --          (23,662)       (23,662)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 1999                         1,788,756        17,888     2,054,400          --       (1,976,550)        95,738

Net loss for the period ended March 31, 2000           --            --            --            --           (8,177)        (8,177)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 2000                         1,788,756        17,888     2,054,400          --       (1,984,727)        87,561

Net loss for the period ended March 31, 2001           --            --            --            --          (13,986)       (13,986)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 2001                         1,788,756        17,888     2,054,400          --       (1,998,713)        73,575

Net loss for the period ended March 31, 2002           --            --            --            --          (11,601)       (11,601)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 2002                         1,788,756        17,888     2,054,400          --       (2,010,314)        61,974

Net loss for the period ended March 31, 2003           --            --            --            --          (15,745)       (15,745)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 2003                         1,788,756        17,888     2,054,400          --       (2,026,059)        46,229

Net loss for the period ended March 31, 2004           --            --            --            --          (16,717)       (16,717)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 2004                         1,788,756        17,888     2,054,400          --       (2,042,776)        29,512

Sale of common stock in a private placement         420,000         4,200       220,800          --             --          225,000

Net loss for the period ended March 31, 2005           --            --            --            --          (59,052)       (59,052)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 2005                         2,208,756        22,088     2,275,200          --       (2,101,828)       195,460

Sale of common stock in a private placement         370,000         3,700     3,418,775          --             --        3,422,475


                                              (Continued on following page)

                                                 See Accompanying Notes



                                          COGENCO INTERNATIONAL, INC.
                                         (A Development Stage Company)
                                       STATEMENT OF STOCKHOLDERS' EQUITY
                            For the Period from Inception of the Development Stage
                                    (July 26, 1990) through March 31, 2007

                                                     Common stock           Additional      Stock                         Total
                                                  ---------------------       paid-in     Subscription    Accumulated  stockholders'
                                                  Shares        Amount        capital      Receivable       deficit       equity
                                                  ------         ------       -------      ----------       -------    -------------

Net loss for the period ended March 31, 2006           --            --            --            --       (3,237,630)    (3,237,630)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 2006                         2,578,756        25,788     5,693,975          --       (5,339,458)       380,305

Sale of common stock in a private placement          77,500           775       772,350       (28,000)          --          745,125

Net loss for the period ended March 31, 2007           --            --            --            --         (442,140)      (442,140)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at March 31, 2007                         2,656,256   $    26,563   $ 6,466,325   $   (28,000)   $(5,781,598)   $   683,290
                                                ===========   ===========   ===========   ===========    ===========    ===========


                                                   See Accompanying Notes




                                            COGENCO INTERNATIONAL, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF CASH FLOWS
                           For the Years Ended March 31, 2006 and 2007 and Cumulative Amounts
                      from Inception of the Development Stage (July 26, 1990) Through March 31, 2007

                                                                                                       Cumulative
                                                                                                      amounts from
                                                                2006                 2007              Inception
                                                                ----                 ----              ---------
Cash flows from operating activities:
    Net loss                                                 $(3,237,630)        $  (442,140)        $(4,412,137)
    Adjustment to reconcile net loss to net
       cash used in operating activities:
          Research and development expenses                    3,052,473             197,527           3,250,000
          Depreciation expense                                       363                 784               4,719
          Consulting fees paid directly by
             common stock purchasers                                --                  --                50,000
          Change in prepaid expense                               (5,460)               --                (5,460)
          Change in accounts payable and
             accrued expenses                                      3,677             113,242             121,916
                                                             -----------         -----------         -----------
          Net cash used in operations                           (186,577)           (130,587)           (990,962)

Cash flows from investing activities:
    Contract payments                                         (3,150,000)               --            (3,250,000)
    Purchase of securities                                          --              (100,000)           (100,000)
    Purchase of certificate of deposit                           (78,120)             (3,032)            (81,152)
    Purchase of computer equipment                                (3,500)               --                (7,072)
                                                             -----------         -----------         -----------
          Net cash used in investing activities               (3,231,620)           (103,032)         (3,438,224)

Cash flows from financing activities:
    Proceeds from sale of common stock                         3,422,475             173,125           4,468,400
    Short-term borrowings                                           --                 2,500             102,500
    Repayments of short-term borrowings                             --                  --              (100,000)
                                                             -----------         -----------         -----------

          Net cash provided by financing
             activities                                        3,422,475             175,625           4,470,900
                                                             -----------         -----------         -----------

Net increase (decrease) in cash                                    4,278             (57,994)             41,714

Cash and cash equivalents at
    beginning of year                                             95,460              99,738                  30
                                                             -----------         -----------         -----------

Cash and cash equivalents at
    end of year                                              $    99,738         $    41,744         $    41,744
                                                             ===========         ===========         ===========

Supplemental disclosure of non-cash financing activities:

    Consulting fees paid directly by
       common stock purchasers                               $      --           $      --           $    50,000
                                                             ===========         ===========         ===========

    Stock issued in settlement of an account
       payable to a related party                            $      --           $      --           $    15,256
                                                             ===========         ===========         ===========

    Stock issued in exchange for marketable
       securities                                            $      --           $   600,000         $   600,000
                                                             ===========         ===========         ===========


                                                     See Accompanying Notes

                                                               F-8

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2007

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

     In February 2006, Cogenco and DMI negotiated a restated letter of intent (the "New LOI") which contemplated additional payments of $7,000,000 to DMI by November 30, 2006. In addition, the parties negotiated a new co-development agreement (the "New Development Agreement") for the development of a drug for the treatment of multiple sclerosis. Upon signing the New Development Agreement, the Old Development Agreement was terminated (although the payments that Cogenco made were credited to the New Development Agreement).

     Cogenco did not make any of the payments to DMI contemplated under the New Development Agreement. Cogenco did not have the funds necessary to make these payments. The New LOI also amended the suggestion in the August 2004 letter agreement that the parties would attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). Since the business combination did not occur by October 30, 2006, upon notice from Cogenco, the $3,250,000 investment was converted into 1,000,000 shares of DMI common stock and Cogenco has become a minority shareholder of DMI. As described in
     Note 8-Subsequent Events, this conversion occurred in June 2007.

     Of the total payments of $3,250,000 made to DMI, we included $3,052,473 and $197,527 in research and development costs for the years ended March 31, 2006 and 2007, respectively. These figures represent the amount of funds received by DMI from Cogenco which had been expended by DMI as of March 31, 2007 on research and development expenses and related expenses.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2007

1.   Significant accounting policies (continued)
     -------------------------------------------

     Basis of presentation:

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations. As a development stage company, the Company continues to rely on infusions of equity capital to fund operations. As a result, substantial doubt exists about the Company's ability to continue to find future operations using its existing resources. The Company continues to seek equity investments of which there can be no assurance.

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

     Fair value of financial instruments:

     The carrying amounts of cash, cash equivalents, the certificate of deposit, prepaid expenses and accounts payable are assumed to approximate fair value because of the short maturities of those instruments. Marketable securities are carried at fair value. Fair values are generally based upon quoted market prices or appraised value.

     Investments in marketable securities:

     The Company follows SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, investments in marketable securities have been classified as available-for-sale because they are being held for an indefinite period of time. Under the available-for-sale classification, the marketable securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains and losses recorded as a component of stockholders' equity. The current market value is derived from published quotations as of March 31 of each fiscal year and does not reflect any discount for price or volume volatility or the risk that the Company may not be able to sell the securities at the time or for the prices quoted. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2007

1.   Significant accounting policies (continued)
     -------------------------------------------

     Investment in non-marketable securities:

     The Company has invested in the securities of a closely held company whose stock is not publicly traded. The investment ownership is less than 20% and the Company does not control the entity. Therefore, the investment will be accounted for using the cost method of accounting. Under cost accounting, the income from the investment is only recognized when distributed. Any losses on the investment are recognized if the estimated fair value decreases below the carrying value on a permanent basis.

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

     Restricted investments:

     At March 31, 2006 and 2007, restricted investments consist of $78,120 and $81,152, respectively, in a certificate of deposit set aside to secure a letter of credit of $70,000.

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2007

1.   Significant accounting policies (continued)
     -------------------------------------------

     Research and development:

     The Company expenses research and development costs as incurred.

     Recent accounting pronouncements:

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Nonmonetary Assets," ("SFAS No. 153") an amendment to Accounting Principles Board ("APB") Opinion No. 29 ("Opinion No. 29"), "Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. The adoption of SFAS No. 153 did not have a material impact on the Company's financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion ("APB") No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

     SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate, and also

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2007


     Recent accounting pronouncements (continued):

     the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The adoption of the provisions of SFAS No. 154 did not have a material affect on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share Based Payment," ("SFAS No. 123 (R)") which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward (the requisite service period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of director/employee share options; share grants and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (R) must be applied to all shares and options granted or modified after its effective date and also to recognize the cost associated with the portion of any share or option awards made before its effective date for with the associated service has not been rendered as of its effective date.

     The Company adopted SFAS No. 123(R) April 1, 2007 and it had no effect on the Company's financial statements.

     In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Fin No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. The adoption of FIN No. 47 did not have a material impact on the Company's financial statements.

     SFAS 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" (`SFAS No. 155"). This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2007

     Recent accounting pronouncements (continued):

     statements for any interim period, for that fiscal year. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company's financial statements.

     SFAS 157, "Fair Value Measurements", defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management has not evaluated the impact of this statement.

     In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6 ("EITF No. 05-6"), "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company's financial statements.

     In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Fin No. 48 is effective for fiscal years beginning after December 15, 2005. Management does not expect adoption of FIN No. 48 to have a material impact on the Company's financial statements.

     In February 2007, SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities" was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 is not affected to have a material impact on the Company's financial statements SFAS 158 "Employers" Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2007


     Recent accounting pronouncements (continued):

     organization. This Statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not maintain a defined benefit pension plan and offers no other post retirement benefits.

2.   Marketable Securities
     ---------------------

     Marketable securities consist of 400,000 shares of common stock in Helix Biopharma Corporation with a quoted market value of $552,000 at the date of acquisition. The market value of the stock at March 31, 2007 was $572,000. No loss was recognized on the statement of operations for the year ended March 31, 2007. Genesis contributed the common stock in exchange for Cogenco common stock. The agreement provided that Genesis will deposit additional shares of Helix stock if the net proceeds of Cogenco's sale of Helix common stock average less than $1.50 per share ($600,000 in the aggregate).

3.   Stockholders' equity
     --------------------

     Stock issuances:

     On March 4, 1993, the Company entered into a letter of intent with two individuals, previously unrelated to the Company, pursuant to which the individuals agreed to provide funding to the Company of $175,000. 1,610,000 shares of common stock were issued for the $175,000 subscription price (approximately $.11 per share). These individuals sold 483,334 shares to the Company's president, 40,000 shares to a former director of the Company, transferred 543,333 shares to a non affiliated company and transferred 543,333 shares to the Company's law firm for services performed for one of the individuals.

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2007

3.   Stockholders' equity (continued)
     -------------------------------

     On May 13, 2005, the Company issued 200,000 shares of its $.01 par value common stock to one offshore, European accredited investor in exchange for its investment of $2,000,000. On September 14, 2005, the Company issued 130,000 shares of its $.01 par value common stock to one offshore, European accredited investor in exchange for its investment of $1,300,000. On September 26, 2005, the Company issued an additional 40,000 shares of its $.01 par value common stock to one offshore, European accredited investor in exchange for its investment of $400,000.

     On October 27, 2006, the Company issued an additional 2,500 shares of its $.01 par value common stock to one offshore, St. Vincent and the Grenadines accredited investor in exchange for its investment of $25,000.

     On March 22, 2007, the Company issued 75,000 shares of common stock to a St. Vincent and the Grenadines accredited investor at $10 per share for 400,000 shares of Helix Biopharma Corporation common stock and $150,000 in cash. Should the net proceeds from the Company's sale of Helix common stock average less than $1.50 per share, the investor has agreed that until March 5, 2008 it will tender the Company additional Helix shares (or shares of another publicly traded company) upon written request. As of March 31, 2007, the Company has recorded a stock subscription receivable for $28,000.

4.   Income taxes
     ------------

     No provision for income taxes is required for the years ended March 31, 2006 and 2007 or the period from inception of the development stage (July 26, 1990) through March 31, 2007 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $136,000, of which only $11,800 may be used in any one year. If not used to offset future taxable income, the carryforwards will expire as follows:

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2007

4.   Income taxes (continued)
     ------------------------

                      2008                                $  136,000
                      2009                                    42,000
                      2010                                    26,000
                      2011                                    11,000
                      2012                                    12,000
                      2013                                     9,000
                      2019                                    24,000
                      2020                                     8,000
                      2021                                    14,000
                      2022                                    12,000
                      2023                                    16,000
                      2024                                    16,000
                      2025                                    59,000
                      2026                                   184,000
                      2027                                   245,000
                                                        ------------
                                                        $    814,000
                                                        ============

     As of March 31, 2006 and 2007, total deferred tax assets and valuation allowance are as follows:

                                                       2006            2007
                                                   -----------      -----------
     Deferred tax assets resulting from:
        Loss carryforward                          $   212,200      $   303,500
        Future deduction for research
           and development                           1,138,600        1,212,300
        Valuation allowance                         (1,350,800)      (1,515,800)
                                                   -----------      -----------

                                                   $        --      $        --
                                                   ===========      ===========


     A 100% valuation allowance has been established against the deferred tax asset as utilization of the loss carryforwards cannot be reasonably assured.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2007

5.   Related party transactions
     --------------------------

     For the period from inception of the development stage to March 31, 2007, the Company incurred legal costs $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

     For the years ended March 31, 2006 and 2007 and during the period from inception of the development stage, the Company incurred legal costs of $6,000, $6,000 and a total of $120,549, respectively, from two law firms in which a principal of each law firm is a relative of an officer and director of the Company and currently is a director of the Company.

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

     The Employment Agreement commenced September 30, 2005 when Cogenco paid a total of $3,250,000 to DMI pursuant to a co-development agreement. The employment agreement does not prohibit Mr. D. Brenman from receiving compensation from MJM Asset Management Company Establishment "MJM". The employment agreement was approved by the remaining members of the Cogenco board of directors, including Mr. D. Brenman's father and his brother-in-law. Because of Cogenco's cash flow shortages, Cogenco has not made any payments to Mr. Brenman pursuant to this employment agreement since August 2006.

     During and subsequent to the fiscal years 2006 and 2007, Cogenco has raised $3,900,000 from offshore private placements using a Liechtenstein-based fund manager, MJM as a finder. MJM and Cogenco have entered into a Finder's Agreement containing the following terms: Cogenco agrees to engage MJM on a non-exclusive basis; Cogenco shall pay MJM a finder's fee of 7 1/2% of the funds raised from MJM's European clients; each party shall be entitled to indemnification under certain circumstances; and Cogenco shall reimburse MJM for related expenses. As a result, Cogenco has paid MJM a finder's fee of $292,500. The fund manager paid one-third of the finder's fee to David
     W. Brenman, president of Cogenco, in accordance with an oral agreement

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2007

5.   Related party transactions (continued)
     -------------------------------------

     between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-fifth of the fund manager's profits from making the investment in Cogenco. Through January 1, 2007, MJM was owned and operated by Harold Janssen, who, through MJM and Genesis Investment Funds Limited, is a principal shareholder of Cogenco and has had prior personal relationships with Mr. Brenman

     In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at a rate of $5,350 per month over its term of 38 months. With the consent of the unaffiliated landlord, Cogenco has agreed to sublease a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, Inc. or "MIS") for $2,675 per month (Cogenco's cost). MIS will also be responsible for its pro-rata share of other expenses incurred under the lease. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman's father and his brother-in-law. A certificate of deposit of $81,152 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease.

6.   Contract payment
     ----------------

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

     In February 2006, Cogenco and DMI negotiated a restated letter of intent (the "New LOI") which contemplated additional payments of $7,000,000 to DMI by November 30, 2006. In addition, the parties negotiated a new co-development agreement (the "New Development Agreement") for the development of a drug for the treatment of multiple sclerosis. Upon signing the New Development Agreement, the Old Development Agreement was terminated (although the payments that Cogenco has made were credited to the New Development Agreement).

     Cogenco has not made any of the payments to DMI contemplated under the New Development Agreement. Cogenco did not have the funds necessary to make these payments. The New LOI also amended the suggestion in the August 2004 letter agreement that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). Since the business combination did not occur by October 30, 2006, upon notice from DMI to Cogenco, the $3,250,000 investment will be automatically converted into 1,000,000 shares of DMI common stock and Cogenco will become a minority shareholder of DMI. As described in Note 8-Subsequent Events, below, this occurred in June 2007.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2007

6.   Contract payment (continued)
     ---------------------------

     Of the total payments of $3,250,000 made to DMI, we included $3,052,473 and $197,527 in research and development costs for the years ended March 31, 2006 and 2007, respectively. These figures represent the amount of funds received by DMI from Cogenco which had been expended by DMI as of March 31, 2007 on research and development expenses and related expenses.

7.   Operating lease
     ---------------

     Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at a rate of $5,350 per month over its term of 38 months from November 2005 through December 2008. A certificate of deposit of $81,152 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease. The Company also rents two parking spaces on a month to month basis for $110 per month.

     Future minimum lease obligations at March 31, 2007 are as follows:

         For the years ended March 31,
                  2008                                        $    64,200
                  2009                                             48,150
                                                              -----------

                                                              $   112,350
                                                              ===========

8.   Subsequent events
     -----------------

     On June 22, 2007, Cogenco converted its $3,250,000 investment into 1,000,000 shares of DMI common stock in accordance with the pre-existing agreements.

     Commencing in March 2007, we have entered into certain stock purchase agreements with DMI under which the Company has purchased a total of 401,429 shares at a total purchase price of $330,000 and which enable the Company to purchase up to an additional $670,000 of DMI common stock at prices up to $1.00 per share. If Cogenco completes that purchase by December 31, 2007, it will acquire a warrant to purchase another 1,000,000 shares of DMI common stock exercisable for one year at $1.00 per share. Specifically, in March 2007, we purchased 100,000 shares of DMI common stock at $1.00 per share; in April 2007, we purchased 21,429 shares of DMI common stock at $.70 per share; in May 2007, we purchased 180,000 shares of DMI common stock at $.75 per share; and in June 2007, we purchased 100,000 shares of DMI common stock at $.80 per share.

     As a result of these transactions, Cogenco owns (as of June 30, 2007) 1,401,429 shares of DMI common stock (approximately 12% of the total number of DMI shares then outstanding, or about 6% on a fully-diluted basis).