Form 10QSB
period 2007-06-30
COGENCO INTERNATIONAL INC
filed 2007-08-14
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes XX No ___

The number of shares outstanding of the issuer's classes of common stock, as of August 14, 2007, is 2,656,256 shares, $.01 par value.

Transitional Small Business Issuer Disclosure Format:  Yes ___  No XX


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                                           Page No.
------------------------------                                                           --------

     Item 1:      Financial Statements

         Balance Sheet - March 31, 2007 and June 30, 2007 (unaudited)                        2

         Statement of Operations - For the Three Months Ended June 30, 2006 and
         2007 and Cumulative Amounts from Inception of the Development Stage
         (July 26, 1990) through June 30, 2007 (unaudited)                                   3

         Statement of Stockholders' Equity - For the Three Months Ended
         June 30, 2007 (unaudited)                                                           4

         Statement of Cash Flows - For the Three Months Ended June 30, 2006 and
         2007 and Cumulative Amounts from Inception of the Development Stage
         (July 26, 1990) through June 30, 2007 (unaudited)                                   5

         Notes to Unaudited Financial Statements                                             6

     Item 2:      Management's Discussion and Analysis or Plan of Operation                 10

     Item 3:      Controls and Procedures                                                   13

PART II.  OTHER INFORMATION                                                                 13
---------------------------

     Item 1:      Legal Proceedings                                                         13

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds               13

     Item 3.      Defaults upon senior securities.                                          13

     Item 4.      Submission of matters to a vote of security holders.                      13

     Item 5.      Other information.                                                        14

     Item 6.      Exhibits                                                                  14

     Signatures                                                                             15

     Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906 of the Sarbanes-Oxley Act of 2002





PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 COGENCO INTERNATIONAL, INC.
                                (A Development Stage Company)
                                        BALANCE SHEET
                                March 31, 2007 and June 30, 2007
                                          (Unaudited)


                                             ASSETS
                                             ------

                                                                           March             June
                                                                        -----------      -----------
Current assets:
    Cash, in interest bearing accounts                                  $    41,744      $    13,057
    Certificate of deposit (Note 3)                                          81,152           82,028
    Marketable securities                                                   572,000          324,656
    Receivable - related party (Note 3)                                        --              2,675
    Prepaid expense                                                           5,460            5,460
                                                                        -----------      -----------

      Total current assets                                                  700,356          427,876

Computer equipment, at cost, net of accumulated
    depreciation of $1,147 (March) and $1,342 (June)                          2,353            2,157
Investment in securities of DMI (Note 4)                                    100,000          330,000
                                                                        -----------      -----------


Total assets                                                            $   802,709      $   760,033
                                                                        ===========      ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
Current liabilities:
    Note payable - officer                                              $     2,500      $     2,500
    Accounts payable                                                          8,193           19,307
    Accounts payable - related party                                         14,976           17,924
    Accrued salary - officer                                                 93,750          129,250
                                                                        -----------      -----------

      Total current liabilities                                             119,419          168,981

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares
      authorized, no shares issued and outstanding                             --               --
    Common stock, $.01 par value; 50,000,000 shares
      authorized, 2,656,256 (March) and 2,656,256 (June)
      shares issued and outstanding                                          26,563           26,563
    Additional paid-in capital                                            6,466,325        6,466,325
    Stock subscription receivable                                           (28,000)         (10,369)
    Accumulated deficit (including $4,522,006 deficit
      accumulated during the development stage at
      June 30, 2007)                                                     (5,781,598)      (5,891,467)
                                                                        -----------      -----------

    Total stockholders' equity                                              683,290          591,052
                                                                        -----------      -----------

    Total liabilities and stockholders' equity                          $   802,709      $   760,033
                                                                        ===========      ===========

                                              See accompanying notes.
                                                         2




                                              COGENCO INTERNATIONAL, INC.
                                             (A Development Stage Company)
                                                STATEMENT OF OPERATIONS
                            For the Three Months Ended June 30, 2006 and 2007 and Cumulative
             Amounts from Inception of the Development Stage (July 26, 1990) Through June 30, 2007
                                                     (Unaudited)

                                                                                              Cumulative
                                                                                              amounts from
                                                  2006                    2007                 Inception
                                                 ----                     ----                -----------

Revenues:
    Rental Income                             $     9,000             $     8,025             $    44,350
    Interest income                                   782                     994                  47,651
                                              -----------             -----------             -----------

      Total Revenues                                9,782                   9,019                  92,001

Costs and expenses:
    Research and development                      197,527                    --                 3,250,000
    Salary - officer                               37,500                  37,500                 262,500
    Legal fees - related party (Note 3)             4,500                   1,500                 210,270
    Legal fees                                      5,867                  37,964                 114,150
    Consulting and travel expenses -
      related party                                 4,001                   1,449                 187,576
    Dry hole costs                                   --                      --                   123,086
    General and administration                     15,814                  23,917                 348,805
    Rent and storage expenses                      16,380                  16,362                 112,705
    Depreciation                                      196                     196                   4,915
                                              -----------             -----------             -----------

      Total costs and expenses                    281,785                 118,888               4,614,007
                                              -----------             -----------             -----------

        Net loss (Note 2)                     $  (272,003)            $  (109,869)            $(4,522,006)
                                              ===========             ===========             ===========

Basic and diluted loss per common share       $     (0.11)            $     (0.04)            $     (2.75)
                                              ===========             ===========             ===========

Weighted average number of common
    shares outstanding                          2,578,756               2,656,256               1,645,978
                                              ===========             ===========             ===========


                                                   See accompanying notes.
                                                               3




                                                      COGENCO INTERNATIONAL, INC.
                                                     (A Development Stage Company)
                                                   STATEMENT OF STOCKHOLDERS' EQUITY
                                                For the Three Months Ended June 30, 2007
                                                             (Unaudited)



                                              Common stock        Additional       Stock                          Total
                                       ------------------------     paid-in     Subscription    Accumulated    stockholders'
                                          Shares       Amount       capital      Receivable       deficit         equity


Balance at March 31, 2007                2,656,256   $    26,563   $ 6,466,325   $   (28,000)   $(5,781,598)   $   683,290
Adjustment - stock price guarantee                                                    17,631                        17,631
Net loss for the three months
   ended June 30, 2007                        --            --            --            --         (109,869)      (109,869)
                                       -----------   -----------   -----------   -----------    -----------    -----------

Balance at June 30, 2007                 2,656,256   $    26,563   $ 6,466,325   $   (10,369)   $(5,891,467)   $   591,052
                                       ===========   ===========   ===========   ===========    ===========    ===========



                                                         See accompanying notes.
                                                                   4




                                             COGENCO INTERNATIONAL, INC.
                                            (A Development Stage Company)
                                               STATEMENT OF CASH FLOWS
                                          March 31, 2007 and June 30, 2007
                     For the Three Months Ended June 30, 2006 and 2007 and Cumulative Amounts
                  from Inception of the Development Stage (July 26, 1990) Through June 30, 2007
                                                    (Unaudited)



                                                               Three months Ended June 30,          Cumulative
                                                           -------------------------------          amounts from
                                                                2006                2007              Inception
                                                                ----                ----              ---------
Cash flows from operating activities:
    Net loss                                               $  (272,003)         $  (109,869)         $(4,522,006)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Research and development expenses                      197,527                 --              3,250,000
        Depreciation expense                                       196                  196                4,915
        Consulting fees paid directly by
          common stock purchasers                                 --                   --                 50,000
        Change in receivable and prepaid expense                  --                 (2,675)              (8,135)
        Change in accounts payable and
          accrued expenses                                      15,861               49,562              171,478
                                                           -----------          -----------          -----------

        Net cash used in operations                            (58,419)             (62,786)          (1,053,748)

Cash flows from investing activities:
    Contract payments                                             --                   --             (3,250,000)
    Purchase of securities                                        --               (230,000)            (330,000)
    Sale of securities                                            --                264,975              264,975
    Purchase certificate of deposit                               (690)                (876)             (82,028)
    Purchase of computer equipment                                --                   --                 (7,072)
                                                           -----------          -----------          -----------

        Net cash provided by (used in)
          investing activities                                    (690)              34,099           (3,404,125)

Cash flows from financing activities:
    Proceeds from sale of common stock                            --                   --              4,468,400
    Short-term borrowings                                         --                   --                102,500
    Repayments of short-term borrowings                           --                   --               (100,000)
                                                           -----------          -----------          -----------

        Net cash provided by financing
          activities                                              --                   --              4,470,900
                                                           -----------          -----------          -----------

Net increase (decrease) in cash                                (59,109)             (28,687)              13,027

Cash and cash equivalents at
    beginning of year                                           99,738               41,744                   30
                                                           -----------          -----------          -----------

Cash and cash equivalents at
    end of period                                          $    40,629          $    13,057          $    13,057
                                                           ===========          ===========          ===========


                                                        See accompanying notes.
                                                                    5

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2007


1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2007 and June 30, 2007, and the results of operations and cash flows for the periods ended June 30, 2006 and 2007. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations. As a development stage company, the Company continues to rely on infusions of equity capital to fund operations. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources. The Company continues to seek equity investments of which there can be no assurance.

2.   Income taxes
     ------------

     No provision for income taxes is required at March 31, 2007 and June 30, 2007 because, in management's opinion and based on historical performance the effective tax rate for the years will be zero.

     As of March 31, 2007 and June 30, 2007, total deferred tax assets and valuation allowance are as follows:

                                                                      March 31,                June 30,
                                                                        2007                     2007
                                                                        ----                     ----
       Deferred tax assets resulting from:
         Loss carryforward                                           $   303,500              $   350,100
         Future deduction for research and development                 1,212,300                1,212,300
       Valuation allowance                                            (1,515,800)              (1,562,400)
                                                                     -----------              -----------
                                                                     $        --                       --
                                                                     ===========              ===========

3.   Related party transactions
     --------------------------

     For the period from inception of the development stage to June 30, 2007, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is both a director of the Company and a father of the Company's president.

     For the three months ended June 30, 2006, and 2007, and from inception of the development stage, the Company incurred legal costs of $4,500, $1,500, and $122,049, respectively, from two law firms in which a principal of each law firm is both a director of the Company and a father of the Company's president.

                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2007


3. Related party transactions (continued)
   -------------------------------------

     In November 2004 we entered into an employment contract with David Brenman (the Company's president) which became effective on or about September 30, 2005, when we paid DMI $3,250,000 for participation in the co-development agreement. The employment agreement was approved by our board of directors, including David Brenman's father and brother-in-law. The material terms of David Brenman's employment agreement are described in an annual report on Form 10-KSB for the year ended March 31, 2007. We paid Mr. Brenman his salary as due under the employment agreement through August 15, 2006, but we have been unable to make payments to him as required under his employment agreement beginning August 31, 2006, except for $2,000 paid this quarter. Mr. Brenman has orally agreed to defer (without interest) collection of any other amounts due under his employment agreement until such time as Cogenco is adequately financed. Mr. Brenman was provided with the $2,000 payment in salary to prevent our payroll company from discontinuing their services due to lack of use.

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

     In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. A certificate of deposit of $82,028 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease. With the consent of the unaffiliated landlord, Cogenco has agreed to sublease a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, Inc. or "MIS") for $2,675 per month (Cogenco's cost). The income from this sublease was $9,000 and $8,025 for the three months ended June 30, 2006 and 2007. At June 30, 2007, there was a receivable in the amount of $2,675 for one month of rental income. MIS will also be responsible for its pro-rata share of other expenses incurred under the lease. The sublease is on a month-to-month basis, and Cogenco expects that MIS's use of the office space will continue during the remaining term of Cogenco's lease, depending on MIS's financial capabilities. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman's father and his brother-in-law.

                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2007



4.   Contract payment
     ----------------

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

     Cogenco did not make any of the payments to DMI contemplated under the New Development Agreement. Cogenco did not have the funds necessary to make these payments. The New LOI also amended the suggestion in the August 2004 letter agreement that the parties will attempt to negotiate a business combination between DMI and Cogenco (provided that Cogenco becomes adequately funded with at least $25,000,000). Since the business combination did not occur by October 30, 2006, upon notice from Cogenco to DMI, on June 22, 2007, Cogenco converted its $3,250,000 investment into 1,000,000 shares of DMI common stock and Cogenco became a minority shareholder of DMI.

     Of the total payments of $3,250,000 made to DMI, we included $197,527 and $0 in research and development costs for the three months ended June 30, 2006 and 2007, respectively.

     Commencing in March 2007 through June 30, 2007, we have entered into certain stock purchase agreements with DMI under which the Company has purchased a total of 401,429 shares at a total purchase price of $330,000 and which enable the Company to purchase up to an additional $670,000 of DMI common stock at prices up to $1.00 per share. If Cogenco completes that purchase by December 31, 2007, it will acquire a warrant to purchase another 1,000,000 shares of DMI common stock exercisable for one year at $1.00 per share. Specifically, in March 2007, we purchased 100,000 shares of DMI common stock at $1.00 per share; in April 2007, we purchased 21,429 shares of DMI common stock at $.70 per share; in May 2007, we purchased 180,000 shares of DMI common stock at $.75 per share; and in June 2007, we purchased 100,000 shares of DMI common stock at $.80 per share. See Note 5 for stock purchases Cogenco has made subsequent to June 30, 2007.

     As a result of these transactions, as of June 30, 2007, Cogenco owned 1,401,429 shares of DMI common stock (approximately 12% of the total number of DMI shares then outstanding, or about 6% on a fully-diluted basis).

                          COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2007



5.   Subsequent events
     -----------------

     Cogenco purchased an additional 82,353 shares of DMI common stock in July 2007 at $.85 per share making the total number of DMI shares held by Cogenco as of August 7, 2007 equal to 1,483,782.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Material Changes in Financial Condition

Since the time Cogenco ceased active business operations in 1988, we have been actively seeking potential business opportunities. Except for a series of equity financings in 2005, 2006, and 2007 and the activities with DMI BioSciences (described below), Cogenco has not engaged in any business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years.

Relationship with DMI BioSciences, Inc.

As described in our most recent 10-KSB, during our 2004 fiscal year, we entered into a letter of intent and then an agreement with DMI BioSciences, Inc. ("DMI") by which we agreed to participate in the development of a drug for the treatment of asthma in humans. The letter of intent also included the parties' agreement to attempt to negotiate a business combination between DMI and Cogenco. Although Cogenco provided DMI $3,250,000 in financing, Cogenco did not provide any further financing to DMI as contemplated by that agreement and the business combination contemplated between DMI and Cogenco did not occur. Although Cogenco and DMI amended those agreements in February 2006, ultimately Cogenco did not provide the financing contemplated by the amended agreements. In June 2007, we converted the $3,250,000 investment into 1,000,000 shares of DMI common stock in accordance with the pre-existing agreements. Because we had already expensed our entire $3,250,000 investment for these shares as research and development expenses, the 1,000,000 shares are carried on our balance sheet at no basis, and the conversion had no impact on our balance sheet or statement of operations.

We subsequently entered into certain stock purchase agreements with DMI under which the Company has purchased a total of 483,782 shares, 82,353 shares of which were purchased in July 2007 at $.85 per share, for an aggregate purchase price of a total of $400,000 and which enable the Company to purchase up to an additional $600,000 of DMI common stock at prices up to $1.00 per share. If Cogenco completes that purchase by December 31, 2007, it will acquire a warrant to purchase another 1,000,000 shares of DMI common stock exercisable for one year at $1.00 per share.

The 483,782 shares purchased to date (with the 1,000,000 shares acquired upon conversion as described above) are not considered to be marketable securities and are, therefore, carried as non-current assets on our balance sheet at cost (not including the research and development expenses previously recognized by Cogenco). If (in the future) we judge the recoverability of our investment in these shares to be questionable, we will write-down or (if appropriate) write-off the value of these shares. Based on management's review at June 30, 2007 and as of the filing of this Form 10-QSB, management has determined that no current write-down for the 1,483,782 shares is appropriate.

Investment Company Act

As a result of the DMI transactions and our acquisition of Helix Biopharma Corporation ("Helix") common stock (as described on our most recent 10-KSB), Cogenco is a minority shareholder of both Helix and DMI. Consequently, Cogenco may be considered to be an investment company for the purposes of the Investment Company Act of 1940. At this time, we believe that if Cogenco is an investment company, it is a transient investment company meeting the exception from registration under the Investment Company Act set forth in Rule 3a-2. Cogenco does not, and does not intend to, primarily engage in the business of investing, reinvesting, or trading in securities, or holding investment securities. However, the SEC may disagree with our interpretation. If we were required to register under the Investment Company Act, this would result in considerable expense to Cogenco, and a significant change in Cogenco's management and operations.

Financial Condition

On June 30, 2007, we had working capital of $258,895; this represents a decrease of $322,042 from our working capital of $580,937 on March 31, 2007. This decrease is attributable primarily to an increase in our accrued salaries payable to our president of approximately $35,500, the use of $230,000 (obtained from the sale of Helix shares) to purchase shares of DMI common stock during the quarter, and the use of $62,786 in operations as set forth in our cash flow statement. In addition to accrued salaries payable to our president, other current liabilities increased during the quarter as a result of timing differences. None of our current liabilities is past-due.

Included in our working capital is a certificate of deposit in the amount of $82,028 which is not available to us for the payment of our current liabilities except for rent as it comes due.

We have had significant cash flow difficulties and, as discussed above, we were unable to pay our obligations to DMI and, except for a payment of $2,000 that was paid in June 2007, our president has deferred (without interest) collection of his salary since August 15, 2006, until Cogenco is adequately financed. Mr. Brenman was provided with the $2,000 payment in salary to prevent our payroll company from discontinuing their services due to lack of use.

During the past several years, we have paid our operating expenses with funds and marketable securities raised from the recent sales of our securities to Genesis Investment Funds Limited, an accredited investor. Except to the extent that we are able to liquidate our shares of Helix Pharmaceutical (provided to us by Genesis), we will not be able to meet our current obligations or pursue any business opportunity without a substantial amount of additional funding, and we cannot provide any assurance that we will be able to obtain that financing on reasonable terms, if at all.

As described in our most recent 10-KSB, in November 2004, we entered into an employment contract with David Brenman which became effective on or about September 30, 2005. Under the terms of this employment agreement, Mr. Brenman is entitled to receive (among other things) an annual salary of $150,000. We paid Mr. Brenman his salary as due under this employment agreement through August 15, 2006, and the $2,000 payment discussed above, but we have otherwise been unable to make any subsequent payments to him as required under his employment agreement. In addition, we anticipate that we will continue to be unable to make any payments under this employment agreement for the foreseeable future. Except for the $2,000 payment discussed above, Mr. Brenman has agreed to defer the compensation due to him under his employment agreement (without interest) until such time as the Company has adequate resources to be able to make such payments.

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

During the quarter ended June 30, 2007, we had an operating loss of $(109,869). This represents a $162,134 decrease from our operating loss of $(272,003) for the quarter ended June 30, 2006. The operating loss for the current quarter was caused principally by costs and expenses consisting of officer's salary of $37,500, rent and storage of $16,362, legal fees of $37,964 and general and administrative expenses of $23,917, with minimal offsetting interest income of $994 and rental income of $8,025. The loss recognized in the second quarter of fiscal 2006 was much greater because of the $197,527 in research and development expenses incurred during that period.

For the quarter ended June 30, 2007, total stockholders' equity decreased to $591,052. This represents a $92,238 decrease in shareholders' equity from March 31, 2007. The decrease in stockholders' equity is the result of the continued net operating losses experienced by the Company and the corresponding rise in our accumulated deficit.

Plan of Operations

Cogenco is not engaged in any business operations at the present time. Although we receive proposals for business opportunities from third parties and we seek out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years except for the business transactions with DMI that were discussed above. We are no longer pursuing any business transactions with DMI inasmuch as we have terminated our agreements with DMI and have converted our research and development expenditures into shares of DMI common stock. We will continue reviewing other opportunities in the biotechnology industry and in other industries as we become aware of appropriate opportunities.

We will not be able to pursue any business opportunity without a substantial amount of additional funding provided from third parties. Consequently, we cannot offer any assurance that we will be able to obtain the funds necessary to invest in other business opportunities. As reflected in our statements of cash flows, during the quarter ended June 30, 2007, we sold shares of Helix common stock for net proceeds (to Cogenco) of $264,975, and we plan to sell the balance of the shares of Helix that we acquired in March 2007 in routine market transactions during the next six to ten months to help pay for our routine legal and administrative expenses and further investment in DMI.

We plan to continue to invest funds (to the extent available) in DMI in accordance with our stock purchase agreement. Management believes that the investment in DMI has a potential for a significant return, but such return is subject to many significant risks as described in our most recent 10-KSB. Based on the due diligence conducted by the officer and directors of Cogenco we have concluded that it is a good business decision for the Company to continue to invest in DMI.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements and thus no disclosure is required. Cogenco has an obligation to pay rent to an unaffiliated party under an office lease through December 2008 at the rate of $5,350 per month. This obligation is not reflected on Cogenco's balance sheet, although our rent expense is recognized on our Statement of Operations.

ITEM 3.  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2007 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that these disclosure controls and procedures are effective as of such date.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

As discussed above in Management's Discussion and Analysis, except for a payment of $2,000 to prevent our payroll company from discontinuing their services, Mr. David Brenman has deferred (without interest) collection of his salary since August 15, 2006, until Cogenco is adequately financed.

ITEM 6.  EXHIBITS

A. Exhibits

31. Certification pursuant to Rule 13a-14(a).

32. Certification pursuant to 18 U.S.C. ss.1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 2007                 /s/ David W. Brenman
                                      --------------------
                                      David W. Brenman, President
                                      Principal  Executive Officer,
                                      Principal  Accounting  Officer,
                                      Principal Financial Officer
                                      and Director