Form 10QSB
period 2007-09-30
COGENCO INTERNATIONAL INC
filed 2007-11-09
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

   Suite 1840, 6400 South Fiddler's Green Circle, Greenwood Village, CO 80111
-------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (303) 758-1357
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

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

The number of shares outstanding of the issuer's classes of common stock, as of November 7, 2007, is 2,656,256 shares, $.01 par value.

Transitional Small Business Issuer Disclosure Format:  Yes ___  No XX

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION
------------------------------

     Item 1:      Financial Statements

         Balance Sheet - March 31, 2007 (audited) and September 30, 2007 (unaudited)

         Statement of Operations - For the Three and
         Six Months Ended September 30, 2006 and 2007 and
         Cumulative Amounts from Inception of the Development
         Stage (July 26, 1990) through September 30, 2007
         (unaudited)

         Statement of Stockholders' Equity - For the Six Months
         Ended September 30, 2007 (unaudited)

         Statement of Cash Flows - For the Six Months Ended
         September 30, 2006 and 2007 and Cumulative Amounts from Inception of the Development Stage
         (July 26, 1990) through September 30, 2007 (unaudited)

         Notes to Unaudited Financial Statements

     Item 2:      Management's Discussion and Analysis or
                  Plan of Operation

     Item 3:      Controls and Procedures

PART II.  OTHER INFORMATION
---------------------------

     Item 1:      Legal Proceedings

     Item 2.      Unregistered Sales of Equity Securities and
                  Use of Proceeds

     Item 3.      Defaults upon senior securities.

     Item 4.      Submission of matters to a vote of security holders.

     Item 5.      Other information.

     Item 6.      Exhibits

     Signatures

     Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                              COGENCO INTERNATIONAL, INC.
                                             (A Development Stage Company)
                                                    BALANCE SHEET
                                        March 31, 2007 and September 30, 2007


                                                      ASSETS
                                                      ------

                                                                            March                September
                                                                         -----------            -----------
                                                                          (audited)             (unaudited)
Current assets:
    Cash, in interest bearing accounts                                   $    41,744            $    45,173
    Certificate of deposit (Note 3)                                           81,152                 82,914
    Marketable securities                                                    572,000                   --
    Prepaid expense                                                            5,460                  5,460
                                                                         -----------            -----------

      Total current assets                                                   700,356                133,547

Computer equipment, at cost, net of accumulated
    depreciation of $1,147 (March) and $1,538 (September)                      2,353                  1,962
Investment in securities of DMI (Note 4)                                     100,000                580,000
                                                                         -----------            -----------

Total assets                                                             $   802,709            $   715,509
                                                                         ===========            ===========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                          ------------------------------------
Current liabilities:
    Note payable - officer                                               $     2,500            $     2,500
    Accounts payable                                                           8,193                    120
    Accounts payable - related party                                          14,976                 21,411
    Accrued salary - officer                                                  93,750                166,750
                                                                         -----------            -----------

      Total current liabilities                                              119,419                190,781

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares
      authorized, no shares issued and outstanding                              --                     --
    Common stock, $.01 par value; 50,000,000 shares
      authorized, 2,656,256 (March) and 2,656,256 (September)
      shares issued and outstanding                                           26,563                 26,563
    Additional paid-in capital                                             6,466,325              6,466,325
    Stock subscription receivable                                            (28,000)                  --
    Accumulated deficit (including $4,598,699 deficit
      accumulated during the development stage at
      September 30, 2007)                                                 (5,781,598)            (5,968,160)
                                                                         -----------            -----------

    Total stockholders' equity                                               683,290                524,728
                                                                         -----------            -----------

    Total liabilities and stockholders' equity                           $   802,709            $   715,509
                                                                         ===========            ===========


                                                    See accompanying notes.


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
             For the Three Months Ended September 30, 2006 and 2007
                                   (Unaudited)


                                                       2006            2007
                                                       ----            ----

Revenues:
    Rental Income                                  $     5,460      $     8,290
    Interest income                                        721              928
                                                   -----------      -----------

      Total Revenues                                     6,181            9,218

Costs and expenses:
    Salary - officer                                    37,500           37,500
    Legal fees - related party (Note 3)                 (1,500)           1,500
    Legal fees                                           1,765           11,471
    Consulting and travel expenses -
      related party                                      1,246            7,239
    General and administration                           6,810           11,446
    Rent and storage expenses                           16,380           16,560
    Depreciation                                           196              195
                                                   -----------      -----------

      Total costs and expenses                          62,397           85,911
                                                   -----------      -----------

        Net loss (Note 2)                          $   (56,216)     $   (76,693)
                                                   ===========      ===========

Basic and diluted loss per common share            $     (0.02)     $     (0.03)
                                                   ===========      ===========

Weighted average number of common
    shares outstanding                               2,578,756        2,656,256
                                                   ===========      ===========


                            See accompanying notes.


                                          COGENCO INTERNATIONAL, INC.
                                         (A Development Stage Company)
                                           STATEMENT OF OPERATIONS
               For the Six Months Ended September 30, 2006 and 2007 and Cumulative Amounts
            from Inception of the Development Stage (July 26, 1990) Through September 30, 2007
                                                 (Unaudited)

                                                                                                Cumulative
                                                                                               amounts from
                                                   2006                    2007                 Inception
                                                   ----                    ----                 ---------

Revenues:
    Rental Income                              $    14,460             $    16,315             $    52,640
    Interest income                                  1,503                   1,922                  48,579
                                               -----------             -----------             -----------

      Total Revenues                                15,963                  18,237                 101,219

Costs and expenses:
    Research and development                       197,527                    --                 3,250,000
    Salary - officer                                75,000                  75,000                 300,000
    Legal fees - related party (Note 3)              3,000                   3,000                 211,770
    Legal fees                                       7,632                  49,435                 125,621
    Consulting and travel expenses -
      related party                                  5,247                   8,687                 194,814
    Dry hole costs                                    --                      --                   123,086
    General and administration                      22,624                  35,363                 360,251
    Rent and storage expenses                       32,760                  32,923                 129,266
    Depreciation                                       392                     391                   5,110
                                               -----------             -----------             -----------

      Total costs and expenses                     344,182                 204,799               4,699,918
                                               -----------             -----------             -----------

        Net loss (Note 2)                      $  (328,219)            $  (186,562)            $(4,598,699)
                                               ===========             ===========             ===========

Basic and diluted loss per common share        $     (0.13)            $     (0.07)            $     (2.77)
                                               ===========             ===========             ===========

Weighted average number of common
    shares outstanding                           2,578,756               2,656,256               1,660,790
                                               ===========             ===========             ===========


                                                   See accompanying notes.


                                                COGENCO INTERNATIONAL, INC.
                                               (A Development Stage Company)
                                             STATEMENT OF STOCKHOLDERS' EQUITY
                                       For the Six Months Ended September 30, 2007
                                                       (Unaudited)


                                            Common stock          Additional      Stock                       Total
                                         ------------------        paid-in     Subscription   Accumulated   stockholders'
                                         Shares       Amount       capital      Receivable      deficit         equity


Balance at March 31, 2007              2,656,256   $    26,563   $ 6,466,325   $   (28,000)   $(5,781,598)   $   683,290

Adjustment - stock price guarantee          --            --            --          28,000           --           28,000
Net loss for the six months
   ended September 30, 2007                 --            --            --            --         (186,562)      (186,562)
                                     -----------   -----------   -----------   -----------    -----------    -----------

Balance at September 30, 2007          2,656,256   $    26,563   $ 6,466,325   $      --      $(5,968,160)   $   524,728
                                     ===========   ===========   ===========   ===========    ===========    ===========


                                                See accompanying notes.


                                         COGENCO INTERNATIONAL, INC.
                                        (A Development Stage Company)
                                           STATEMENT OF CASH FLOWS
              For the Six Months Ended September 30, 2006 and 2007 and Cumulative Amounts
            from Inception of the Development Stage (July 26, 1990) Through September 30, 2007
                                                (Unaudited)

                                                                  Six months Ended
                                                                   September 30,                    Cumulative
                                                             ------------------------              amounts from
                                                             2006                2007               Inception
                                                             ----                ----               ---------
Cash flows from operating activities:
    Net loss                                            $  (328,219)         $  (186,562)         $(4,598,699)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Research and development expenses                   197,527                 --              3,250,000
        Depreciation expense                                    392                  391                5,110
        Consulting fees paid directly by
          common stock purchasers                              --                   --                 50,000
        Change in receivable and prepaid expense               --                   --                 (5,460)
        Change in accounts payable and
          accrued expenses                                   34,789               71,362              193,278
                                                        -----------          -----------          -----------

        Net cash used in operations                         (95,511)            (114,809)          (1,105,771)

Cash flows from investing activities:
    Contract payments                                          --                   --             (3,250,000)
    Purchase of securities                                     --               (480,000)            (580,000)
    Sale of marketable securities                              --                600,000              600,000
    Purchase certificate of deposit                          (1,386)              (1,762)             (82,914)
    Purchase of computer equipment                             --                   --                 (7,072)
                                                        -----------          -----------          -----------

        Net cash provided by (used in)
          investing activities                               (1,386)             118,238           (3,319,986)

Cash flows from financing activities:
    Proceeds from sale of common stock                         --                   --              4,468,400
    Short-term borrowings                                      --                   --                102,500
    Repayments of short-term borrowings                        --                   --               (100,000)
                                                        -----------          -----------          -----------

        Net cash provided by financing
          activities                                           --                   --              4,470,900
                                                        -----------          -----------          -----------

Net increase (decrease) in cash                             (96,897)               3,429               45,143

Cash and cash equivalents at
    beginning of year                                        99,738               41,744                   30
                                                        -----------          -----------          -----------

Cash and cash equivalents at
    end of period                                       $     2,841          $    45,173          $    45,173
                                                        ===========          ===========          ===========


                                                 See accompanying notes.
                                                            6

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2007


1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2007 and September 30, 2007, and the results of operations and cash flows for the periods ended September 30, 2006 and 2007. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations. As a development stage company, the Company continues to rely on infusions of equity capital to fund operations. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources. The Company continues to seek equity investments of which there can be no assurance.

2.   Income taxes
     ------------

     No provision for income taxes is required at March 31, 2007 and September 30, 2007 because, in management's opinion and based on historical performance the effective tax rate for the years will be zero.

     As of March 31, 2007 and September 30, 2007, total deferred tax assets and valuation allowance are as follows:

                                                     March 31,     September 30,
                                                      2007             2007
                                                      ----             ----
     Deferred tax assets resulting from:
       Loss carryforward                           $   303,500      $   284,000
       Future  deduction for research and
       development and accrued salaries              1,212,300        1,274,400
     Valuation allowance                            (1,515,800)      (1,558,400)
                                                   -----------      -----------
                                                   $      --        $      --
                                                   ===========      ===========

3.   Related party transactions

     For the period from inception of the development stage to September 30, 2007, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is both a director of the Company and a father of the Company's president.

     For the six months ended September 30, 2006, and 2007, and from inception of the development stage, the Company incurred legal costs of $3,000, $3,000, and $123,549, respectively, from two law firms in which a principal of each law firm is both a director of the Company and a father of the Company's president.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2007


3.   Related party transactions (continued)
     --------------------------------------

     In November 2004 we entered into an employment contract with David Brenman (the Company's president) which became effective on or about September 30, 2005, when we paid DMI $3,250,000 for participation in the co-development agreement. The employment agreement was approved by our board of directors, including David Brenman's father and brother-in-law. The material terms of David Brenman's employment agreement are described in an annual report on Form 10-KSB for the year ended March 31, 2007. We paid Mr. Brenman his salary as due under the employment agreement through August 15, 2006, but we have been unable to make payments to him as required under his employment agreement beginning August 31, 2006, except for $2,000 paid June 2007. Mr. Brenman has orally agreed to defer (without interest) collection of any other amounts due under his employment agreement until such time as Cogenco is adequately financed. Mr. Brenman was provided with the $2,000 payment in salary to prevent our payroll company from discontinuing their services due to lack of use.

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

     In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. A certificate of deposit of $82,914 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease. With the consent of the unaffiliated landlord, Cogenco has agreed to sublease a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, Inc. or "MIS") for $2,675 per month (Cogenco's cost). The income from this sublease was $14,460 and $16,315 for the six months ended September 30, 2006 and 2007. MIS will also be responsible for its pro-rata share of other expenses incurred under the lease. The sublease is on a month-to-month basis, and Cogenco expects that MIS's use of the office space will continue during the remaining term of Cogenco's lease, depending on MIS's financial capabilities. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman's father and his brother-in-law.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2007


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

     Of the total payments of $3,250,000 made to DMI, we included $197,527 and $0 in research and development costs for the six months ended September 30, 2006 and 2007, respectively.

     Commencing in March 2007 through September 30, 2007, we have entered into certain stock purchase agreements with DMI under which the Company has purchased a total of 673,256 shares at a total purchase price of $580,000 and which enable the Company to purchase up to an additional $420,000 of DMI common stock at prices up to $1.00 per share. If Cogenco completes that purchase by December 31, 2007, it will acquire a warrant to purchase another 1,000,000 shares of DMI common stock exercisable for one year at $1.00 per share. Specifically, in March 2007, we purchased 100,000 shares of DMI common stock at $1.00 per share; in April 2007, we purchased 21,429 shares of DMI common stock at $.70 per share; in May 2007, we purchased 180,000 shares of DMI common stock at $.75 per share; in June 2007, we purchased 100,000 shares of DMI common stock at $.80 per share; in July 2007, we purchased 82,353 shares of DMI common stock at $.85 per share; and in September 2007, we purchased 189,474 shares of DMI common stock at $.95 per share.

     As a result of these transactions, as of September 30, 2007, Cogenco owned 1,673,256 shares of DMI common stock (approximately 11.4% of the total number of DMI shares then outstanding, or about 7.5% on a fully-diluted basis).

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

Material Changes in Financial Condition

Since the time Cogenco ceased active business operations in 1988, we have been actively seeking potential business opportunities. Except for a series of equity financings in 2005, 2006, and 2007 and the activities with DMI BioSciences, Inc. ("DMI") (described below), Cogenco has not engaged in any business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years.

Relationship with DMI BioSciences, Inc.

As described in our most recent 10-KSB, during our 2004 fiscal year, we entered into a letter of intent and then an agreement with DMI by which we agreed to participate in the development of a drug for the treatment of asthma in humans. The letter of intent also included the parties' agreement to attempt to negotiate a business combination between DMI and Cogenco. Although Cogenco provided DMI $3,250,000 in financing, Cogenco did not provide any further financing to DMI as contemplated by that agreement and the business combination contemplated between DMI and Cogenco did not occur. Although Cogenco and DMI amended those agreements in February 2006, ultimately Cogenco did not provide the financing contemplated by the amended agreements. In June 2007, we converted the $3,250,000 investment into 1,000,000 shares of DMI common stock in accordance with the pre-existing agreements. Because we had already expensed our entire $3,250,000 investment for these shares as research and development expenses, the 1,000,000 shares are carried on our balance sheet at no basis, and the conversion had no impact on our balance sheet or statement of operations.

We also entered into certain stock purchase agreements with DMI under which the Company has purchased a total of 673,256 shares since March 2007 for $580,000 at prices ranging from $0.70 per share to $1.00 per share. If we purchase an additional $420,000 of DMI common stock at prices of $1.00 per share by December 31, 2007, we will acquire a warrant to purchase another 1,000,000 shares of DMI common stock exercisable for one year at $1.00 per share.

The 1,673,256 shares of DMI acquired to date are not considered to be marketable securities and are, therefore, carried as non-current assets on our balance sheet at cost (not including the research and development expenses previously recognized by Cogenco). If (in the future) we judge the recoverability of our investment in these shares to be questionable, we will write-down or (if appropriate) write-off the value of these shares. Based on management's review at September 30, 2007 and as of the filing of this Form 10-QSB, management has determined that no current write-down for the 1,673,256 shares is appropriate.

Investment Company Act

As a result of the DMI transactions Cogenco is a minority shareholder in DMI and our shares of DMI stock represent a majority of our assets. Consequently, Cogenco may be considered to be an investment company for the purposes of the Investment Company Act of 1940. At this time, we believe that if Cogenco is an investment company, it is a transient investment company meeting the exception from registration under the Investment Company Act set forth in Rule 3a-2. Cogenco does not, and does not intend to, primarily engage in the business of investing, reinvesting, or trading in securities, or holding investment securities. However, the SEC may disagree with our interpretation. If we were required to register under the Investment Company Act, this would result in considerable expense to Cogenco, and a significant change in Cogenco's management and operations.

Financial Condition

On September 30, 2007, we had working capital deficit of $(57,234); this represents a decrease of $316,129 from our working capital of $258,895 on June 30, 2007, and a $638,171 decrease from our working capital on March 31, 2007. Our working capital decrease, resulting in our current working capital deficit, is primarily the result of two factors:

     Our continuing operating losses and our use of cash in operations; and

     Liquidating the 400,000 shares of Helix Biopharma Corporation ("Helix") stock acquired in March 2007 which was described in our Form 10-KSB and using these proceeds (which were current assets) to purchase shares of DMI, which as described above is classified as a non-current asset on our balance sheet.

Our largest current liability is the accrued salary to our president, amounting to $166,750 at September 30, 2007. Our other significant current liability is $21,411 accounts payable owed to our president and fees accrued to his father, one of our directors. In both cases, our president and his father have orally agreed to defer collecting any salary amounts owed to them until Cogenco is, in the Board's opinion, adequately financed. Thus, although Cogenco has a working capital deficit, management believes that Cogenco will be able to continue to pay its obligations to third parties as they become due.

Included in our working capital is a certificate of deposit in the amount of $82,914 which is not available to us for the payment of our current liabilities except for rent as it comes due.

We have had significant cash flow difficulties and, as discussed above, we were unable to pay our obligations to DMI and, except for a salary payment of $2,000 that was made in June 2007, we have deferred payment of related party salaries and fees.

During the past several years, we have paid our operating expenses with funds raised from common stock that we have issued and the sale of marketable securities we held. During the quarter ended September 30, 2007 we liquidated all of our remaining shares of Helix and used the proceeds to fund our investments in DMI. Because of our financial condition, we will not be able to pursue any business opportunity without a substantial amount of additional funding, and we cannot provide any assurance that we will be able to obtain that financing on reasonable terms, if at all.

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

During the six months ended September 30, 2007, we had an operating loss of $(186,562). This represents a $141,657 decrease from our operating loss of $(328,219) for the six months ended September 30, 2006. The operating loss for the six months ended September 30, 2007 was caused primarily by costs and expenses consisting of accrued but unpaid officer's salary of $75,000, rent and storage of $32,923, legal fees of $49,435 (as compared to $7,632 for the six months ended September 30, 2006) and general and administrative and traveling expenses of $35,363, with minimal offsetting interest income of $1,922 and rental income of $16,315. The significant difference between our operations in 2006 and 2007 is based on the $197,527 of our investment in DMI that was classified as research and development expenses during the six months ended September 30, 2006.

For the quarter ended September 30, 2007, total stockholders' equity decreased to $524,728 (as compared to $52,086 as of September 30, 2006). This represents a $158,562 decrease in shareholders' equity from March 31, 2007. The decrease in stockholders' equity is primarily the result of the continued operating losses experienced by the Company and the corresponding rise in our accumulated deficit. Compared to September 30, 2006 our shareholders' equity has risen as a result of the additional paid-in capital due primarily to the amount paid by our largest shareholder to purchase shares of our common stock.

Plan of Operations

Cogenco is not engaged in any business operations at the present time. Although we receive proposals for business opportunities from third parties and we seek out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years except for the business transactions with DMI that were discussed above. Although our agreements with DMI have been terminated, we remain in discussion with DMI over various business possibilities. None of these possibilities will be achieved unless we are able to obtain a significant amount of additional capital, either directly or as a condition of a business combination. We cannot offer any assurance that we will be able to succeed in any business combination that involves (directly or indirectly) DMI or that our interest in DMI will ever become marketable. We will continue reviewing other opportunities in the biotechnology industry and in other industries as we become aware of appropriate opportunities.

Management believes that the investment in DMI has a potential for a significant return, but such return is subject to many significant risks as described in our most recent 10-KSB. Based on the due diligence conducted by the officer and directors of Cogenco we have concluded that it is a good business decision for the Company to continue to invest in DMI. However, since March 2007 all of our purchases of DMI stock have been funded through the sale of our marketable securities. As reflected in our balance sheet we no longer hold any marketable securities and therefore unless we receive adequate funding it is unlikely that we will be able to make additional investments in DMI for the foreseeable future.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements and thus no disclosure is required. Cogenco has an obligation to pay rent to an unaffiliated party under an office lease through December 2008 at the rate of $5,350 per month. This obligation is not reflected on Cogenco's balance sheet, although our rent expense is recognized on our Statement of Operations.

ITEM 3.  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2007 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that these disclosure controls and procedures are effective as of such date.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

During the quarter ended September 30, 2007 there were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors. Shareholders may recommend nominees to the board of directors by addressing correspondence to the President.

ITEM 6.  EXHIBITS

A. Exhibits

31. Certification pursuant to Rule 13a-14(a).

32. Certification pursuant to 18 U.S.C. ss.1350.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2007                   /s/  David W. Brenman
                                         ---------------------------------------
                                         David W. Brenman, President
                                         Principal Executive Officer,
                                         Principal Accounting Officer,
                                         Principal Financial Officerand Director