Form 10QSB
period 2007-12-31
COGENCO INTERNATIONAL INC
filed 2008-02-14
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    -------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The number of shares outstanding of the issuer's classes of common stock, as of February 11, 2008 is 2,656,256 shares, $.01 par value.

Transitional Small Business Issuer Disclosure Format: Yes [ ] No [X]

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                      INDEX

PART I. FINANCIAL INFORMATION
-----------------------------

     Item 1:      Financial Statements                                      1

          Balance Sheet - March 31, 2007 (audited) and December             2
          31, 2007 (unaudited)

          Statement of Operations - For the Three and Nine Months           3
          Ended December 31, 2006 and 2007 and Cumulative Amounts from Inception of the Development Stage (July 26, 1990) through December 31, 2007 (unaudited)

          Statement of Stockholders' Equity - For the Nine Months           5
          Ended December 31, 2007 (unaudited)

          Statement of Cash Flows - For the Nine Months Ended               6
          December 31, 2006 and 2007 and Cumulative Amounts from
          Inception of the Development Stage (July 26, 1990) through December 31, 2007 (unaudited)

          Notes to Unaudited Financial Statements                           7

     Item 2:      Management's Discussion and Analysis or Plan of           11
                  Operation

     Item 3:      Controls and Procedures                                   14

PART II.  OTHER INFORMATION

     Item 1:      Legal Proceedings                                         14

     Item 2.      Unregistered Sales of Equity Securities and Use           14
                  of Proceeds

     Item 3.      Defaults upon senior securities.                          14

     Item 4.      Submission of matters to a vote of security               14
                  holders.

     Item 5.      Other information.                                        15

     Item 6.      Exhibits                                                  15

     Signatures                                                             15

     Certification pursuant to Securities Exchange Act of 1934
     and Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               COGENCO INTERNATIONAL, INC.
                              (A Development Stage Company)
                                      BALANCE SHEET
                          March 31, 2007 and December 31, 2007
                             (Audited)         (Unaudited)


                                         ASSETS
                                         ------

                                                                  March        December
                                                               -----------    -----------
Current assets:
    Cash, in interest bearing accounts                         $    41,744    $     8,226
    Certificate of deposit (Note 3)                                 81,152         83,813
    Marketable securities                                          572,000           --
    Receivable - related party (Note 3)                               --            8,025
    Prepaid expense                                                  5,460          5,460
                                                               -----------    -----------

      Total current assets                                         700,356        105,524

Computer equipment, at cost, net of accumulated
    depreciation of $1,147 (March) and $1,734 (December)             2,353          1,766
Investment in securities of DMI (Note 4)                           100,000        580,000
                                                               -----------    -----------


Total assets                                                   $   802,709    $   687,290
                                                               ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
    Note payable - officer                                     $     2,500    $      --
    Accounts payable                                                 8,193          1,118
    Accounts payable - related party                                14,976         10,986
    Accrued salary - officer                                        93,750        204,250
                                                               -----------    -----------

      Total current liabilities                                    119,419        216,354

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares
      authorized, no shares issued and outstanding                    --             --
    Common stock, $.01 par value; 50,000,000 shares
      authorized, 2,656,256 (March) and 2,656,256 (December)
      shares issued and outstanding                                 26,563         26,563
    Additional paid-in capital                                   6,466,325      6,466,325
    Stock subscription receivable                                  (28,000)          --
    Accumulated deficit (including $4,652,491 deficit
      accumulated during the development stage at
      December 31, 2007)                                        (5,781,598)    (6,021,952)
                                                               -----------    -----------

    Total stockholders' equity                                     683,290        470,936
                                                               -----------    -----------

    Total liabilities and stockholders' equity                 $   802,709    $   687,290
                                                               ===========    ===========


                             See accompanying notes.


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
              For the Three Months Ended December 31, 2006 and 2007
                                   (Unaudited)


                                                       2006             2007
                                                   -----------      -----------

Revenues:
    Rental income                                  $    10,920      $     8,355
    Interest income                                        801              905
                                                   -----------      -----------

      Total revenues                                    11,721            9,260

Costs and expenses:
    Salary - officer                                    37,500           37,500
    Legal fees - related party (Note 3)                  1,500             --
    Legal fees                                           3,225            2,867
    General and administration                           4,486            5,934
    Rent and storage expenses                           16,395           16,555
    Depreciation                                           195              196
                                                   -----------      -----------

      Total costs and expenses                          63,301           63,052
                                                   -----------      -----------

        Net loss (Note 2)                          $   (51,580)     $   (53,792)
                                                   ===========      ===========

Basic and diluted loss per common share            $     (0.02)     $     (0.02)
                                                   ===========      ===========

Weighted average number of common
    shares outstanding                               2,580,522        2,656,256
                                                   ===========      ===========





                             See accompanying notes.


                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
     For the Nine Months Ended December 31, 2006 and December 31, 2007, and
              Cumulative Amounts from Inception of the Development
                 Stage (July 26, 1990) through December 31, 2007
                                   (Unaudited)

                                                                         Cumulative
                                                                        amounts from
                                              2006           2007        Inception
                                          -----------    -----------    -----------

Revenues:
    Rental income                         $    25,380    $    24,670    $    60,995
    Interest income                             2,304          2,827         49,484
                                          -----------    -----------    -----------

      Total revenues                           27,684         27,497        110,479

Costs and expenses:
    Research and development                  197,527           --        3,250,000
    Salary - officer                          112,500        112,500        337,500
    Legal fees - related party (Note 3)         4,500          3,000        211,770
    Legal fees                                 10,857         52,302        128,488
    Consulting and travel expenses -
      related party                             5,247          8,687        194,814
    Dry hole costs                               --             --          123,086
    General and administration                 27,110         41,297        366,185
    Rent and storage expenses                  49,155         49,478        145,821
    Depreciation                                  587            587          5,306
                                          -----------    -----------    -----------

      Total costs and expenses                407,483        267,851      4,762,970
                                          -----------    -----------    -----------

        Net loss (Note 2)                 $  (379,799)   $  (240,354)   $(4,652,491)
                                          ===========    ===========    ===========

Basic and diluted loss per common share   $     (0.15)   $     (0.09)   $     (2.78)
                                          ===========    ===========    ===========

Weighted average number of common
    shares outstanding                      2,579,347      2,656,256      1,675,174
                                          ===========    ===========    ===========


                             See accompanying notes.


                                               COGENCO INTERNATIONAL, INC.
                                              (A Development Stage Company)
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                       For the Nine Months Ended December 31, 2007
                                                       (Unaudited)


                                           Common stock           Additional     Stock                          Total
                                     -------------------------     paid-in    Subscription    Accumulated   stockholders'
                                       Shares        Amount        capital     Receivable       deficit         equity
                                     -----------   -----------   -----------   -----------    -----------    -----------


Balance at March 31, 2007              2,656,256   $    26,563   $ 6,466,325   $   (28,000)   $(5,781,598)   $   683,290

Adjustment - stock price guarantee          --            --            --          28,000           --           28,000
Net loss for the nine months
   ended December 31, 2007                  --            --            --            --         (240,354)      (240,354)
                                     -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2007           2,656,256   $    26,563   $ 6,466,325   $      --      $(6,021,952)   $   470,936
                                     ===========   ===========   ===========   ===========    ===========    ===========










                                                 See accompanying notes.


                                 COGENCO INTERNATIONAL, INC.
                                (A Development Stage Company)
                                   STATEMENT OF CASH FLOWS
           For the Nine Months Ended December 31, 2006 and December 31, 2007, and
                    Cumulative Amounts from Inception of the Development
                       Stage (July 26, 1990) through December 31, 2007
                                         (Unaudited)

                                                        Nine months Ended
                                                           December 31,           Cumulative
                                                   --------------------------    amounts from
                                                      2006            2007        Inception
                                                   -----------    -----------    -----------
Cash flows from operating activities:
    Net loss                                       $  (379,799)   $  (240,354)   $(4,652,491)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Research and development expenses              197,527           --        3,250,000
        Depreciation expense                               587            587          5,306
        Consulting fees paid directly by
          common stock purchasers                         --             --           50,000
        Change in receivable and prepaid expense          --           (8,025)       (13,485)
        Change in accounts payable and
          accrued expenses                              64,211         96,935        218,851
                                                   -----------    -----------    -----------

        Net cash used in operations                   (117,474)      (150,857)    (1,141,819)

Cash flows from investing activities:
    Contract payments                                     --             --       (3,250,000)
    Purchase of securities                                --         (480,000)      (580,000)
    Sale of securities                                                600,000        600,000
    Purchase certificate of deposit                     (2,184)        (2,661)       (83,813)
    Purchase of computer equipment                        --             --           (7,072)
                                                   -----------    -----------    -----------

        Net cash provided by (used in)
          investing activities                          (2,184)       117,339     (3,320,885)

Cash flows from financing activities:
    Proceeds from sale of common stock                  23,125           --        4,468,400
    Short-term borrowings                                 --             --          102,500
    Repayments of short-term borrowings                   --             --         (100,000)
                                                   -----------    -----------    -----------

        Net cash provided by financing
          activities                                    23,125           --        4,470,900
                                                   -----------    -----------    -----------

Net increase (decrease) in cash                        (96,533)       (33,518)         8,196

Cash and cash equivalents at
    beginning of year                                   99,738         41,744             30
                                                   -----------    -----------    -----------

Cash and cash equivalents at
    end of period                                  $     3,205    $     8,226    $     8,226
                                                   ===========    ===========    ===========


                                   See accompanying notes.

                                             6

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2007


1.   Basis of presentation

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2007 and December 31, 2007, and the results of operations and cash flows for the periods ended December 31, 2006 and 2007. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations. As a development stage company, the Company continues to rely on infusions of equity capital to fund operations. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources. The Company continues to seek equity investments of which there can be no assurance.

2.   Income taxes

     No provision for income taxes is required at March 31, 2007 and December 31, 2007 because, in management's opinion and based on historical performance the effective tax rate for the years will be zero.

     As of March 31, 2007 and December 31, 2007, total deferred tax assets and valuation allowance are as follows:

                                                     March 31,      December 31,
                                                        2007           2007
                                                     -----------    -----------
Deferred tax assets resulting from:
  Loss carryforward                                  $   303,500    $   290,100
  Future deduction for research and development        1,212,300      1,288,400
  and accrued salaries
Valuation allowance                                   (1,515,800)    (1,578,500)
                                                     $      --      $      --


3.   Related party transactions

     For the period from inception of the development stage to December 31, 2007, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is both a former director of the Company and a father of the Company's president.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2007


     For the nine months ended December 31, 2006, and 2007, and from inception of the development stage, the Company incurred legal costs of $4,500, $3,000, and $123,549, respectively, from two law firms in which a principal of each law firm is both a former director of the Company and a father of the Company's president.

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

     During and subsequent to the fiscal years 2006 and 2007, Cogenco has raised $3,900,000 from offshore private placements using a Liechtenstein-based fund manager, MJM as a finder, although this agreement has subsequently been terminated. MJM and Cogenco entered into a Finder's Agreement containing the following terms: Cogenco agreed to engage MJM on a non-exclusive basis; Cogenco paid MJM a finder's fee of 7 1/2% of the funds raised from MJM's European clients; each party was entitled to indemnification under certain circumstances; and Cogenco agreed to reimburse MJM for related expenses. As a result, Cogenco has paid MJM a finder's fee of $292,500. The fund manager paid one-third of the finder's fee to David W. Brenman president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-fifth of the fund manager's profits from making the investment in Cogenco. Through January 1, 2007, MJM was owned and operated by Harold Janssen, who, through MJM and Genesis Investment Funds Limited, is a principal shareholder of Cogenco and has had prior personal relationships with Mr. Brenman. This agreement was terminated in January 2007.

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2007


     In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. A certificate of deposit of $83,813 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease. With the consent of the unaffiliated landlord, Cogenco has agreed to sublease a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, LLC or "MIS") for $2,675 per month (Cogenco's cost). The income from this sublease was $25,380 and $24,670 for the nine months ended December 31, 2006 and 2007. At December 31, 2007, there was a receivable in the amount of $8,025 for three months of rental income. MIS will also be responsible for its pro-rata share of other expenses incurred under the lease. The sublease is on a month-to-month basis, and Cogenco expects that MIS's use of the office space will continue during the remaining term of Cogenco's lease, depending on MIS's financial capabilities. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman's father and his brother-in-law.

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

                           COGENCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2007


     Of the total payments of $3,250,000 made to DMI, we included $197,527 and $0 in research and development costs for the nine months ended December 31, 2006 and 2007, respectively.

     Commencing in March 2007 through December 31, 2007, we entered into certain stock purchase agreements with DMI under which Cogenco purchased a total of 673,256 shares at a total purchase price of $580,000 and which enabled the Company to purchase up to an additional $420,000 of DMI common stock at prices up to $1.00 per share. Cogenco did not purchase any additional shares of DMI common stock during the quarter ended December 31, 2007, and consequently, Cogenco did not acquire a warrant to purchase another 1,000,000 shares of DMI common stock exercisable for one year at $1.00 per share as provided in the stock purchase agreements.

     In March 2007, we purchased 100,000 shares of DMI common stock at $1.00 per share; in April 2007, we purchased 21,429 shares of DMI common stock at $.70 per share; in May 2007, we purchased 180,000 shares of DMI common stock at $.75 per share; in June 2007, we purchased 100,000 shares of DMI common stock at $.80 per share; in July 2007, we purchased 82,353 shares of DMI common stock at $.85 per share; and in September 2007, we purchased 189,474 shares of DMI common stock at $.95 per share. As a result of these transactions, as of December 31, 2007, Cogenco owned 1,673,256 shares of DMI common stock (approximately 11.4% of the total number of DMI shares then outstanding, or about 7.5% on a fully-diluted basis).

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

Material Changes in Financial Condition

Since the time Cogenco ceased active business operations in 1988, we have been seeking potential business opportunities. Except for a series of equity financings in 2005, 2006, and 2007 and the activities with DMI BioSciences, Inc. ("DMI") (described below), Cogenco has not engaged in any business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years.

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

We also entered into certain stock purchase agreements with DMI under which the Company purchased a total of 673,256 shares since March 2007 for $580,000 at prices ranging from $0.70 per share to $1.00 per share. Under the terms of the stock purchase agreements between Cogenco and DMI, had Cogenco purchased a total of one million shares of DMI by December 31, 2007 DMI had an obligation to issue Cogenco a warrant to purchase one million shares of DMI at $1.00 per share. However, due to a lack of funds we did not purchase any additional shares of DMI during the quarter ended December 31, 2007, and therefore did not purchase a total of one million shares of DMI stock as contemplated in the stock purchase agreements.

As a result, we have acquired a total of 1,673,256 shares of DMI, comprised of the one million shares we acquired through the conversion of our investment with DMI described above and 673,256 shares we acquired through the purchase of DMI common stock. The shares acquired to date are not considered to be marketable securities and are, therefore, carried as non-current assets on our balance sheet at our cost (not including the research and development expenses previously recognized by Cogenco). If (in the future) we judge the recoverability of our investment in these shares to be questionable, we will write-down or (if appropriate) write-off the value of these shares. Based on management's review at December 31, 2007 and as of the filing of this Form 10-QSB, management has determined that no current write-down for the 1,673,256 shares is appropriate.

Investment Company Act

As a result of the DMI transactions Cogenco is a minority shareholder in DMI and our shares of DMI stock represent a majority of our assets. Consequently, Cogenco may be considered to be an investment company for the purposes of the Investment Company Act of 1940. At this time, we believe that if Cogenco is an investment company, it is a transient investment company meeting the exception from registration under the Investment Company Act set forth in Rule 3a-2. Cogenco does not believe that it is an investment company in that it does not and does not intend to primarily engage in the business of investing, reinvesting, or trading in securities, or holding investment securities. However, the SEC may disagree with our interpretation. If we were required to register under the Investment Company Act, this would result in considerable expense to Cogenco, and a significant change in Cogenco's management and operations.

Financial Condition

On December 31, 2007, we had working capital deficit of $(110,830); this represents decrease of $53,596 from our working capital of $(57,234) on September 31, 2007, and a $691,767 decrease from our working capital on March 31, 2007. Our working capital decrease, resulting in our current working capital deficit, is primarily the result of two factors:

     Our continuing operating losses and our use of cash in operations; and

     Use of current assets to purchase shares of DMI, which as described above is classified as a non-current asset on our balance sheet.

Our largest current liability is the accrued salary to our president, amounting to $204,250 at December 31, 2007. Our other significant current liability is $10,986 accounts payable owed to our president and fees accrued to his father, a former Cogenco director. In both cases, our president and his father have orally agreed to defer collecting any salary amounts owed to them until Cogenco is, in the Board's opinion, adequately financed. Although Cogenco has a working capital deficit, management believes that Cogenco will be able to continue to pay its obligations to third parties as they become due.

Included in our working capital is a certificate of deposit in the amount of $83,813 which is not available to us for the payment of our current liabilities except for rent as it comes due.

We have had significant cash flow difficulties and, as discussed above, we were unable to pay our obligations to DMI and, except for a salary payment of $2,000 that was made in June 2007, we have deferred payment of related party salaries and fees. Accounts payables-related party reflect expense reimbursements due to our president which we have generally been unable to pay to him.

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

During the nine months ended December 31, 2007, we had an operating loss of $(240,354). This represents a $139,445 decrease from our operating loss of $(379,799) for the nine months ended December 31, 2006. The operating loss for the nine months ended December 31, 2007 was caused primarily by costs and expenses consisting of accrued but unpaid officer's salary of $112,500, rent and storage of $49,478, legal fees of $52,302 (as compared to $10,857 for the nine months ended December 31, 2007) and general and administrative and traveling expenses of $41,297, with minimal offsetting interest income of $2,827 and rental income of $24,670. The significant difference between our operations in 2006 and 2007 is based on the $197,527 of our investment in DMI that was classified as research and development expenses during the nine months ended September 30, 2006.

For the quarter ended December 31, 2007, total stockholders' equity decreased to $470,936 (as compared to $683,290 as of March 31, 2007). This represents a $212,354 decrease in shareholders' equity from March 31, 2007. The decrease in stockholders' equity is primarily the result of the continued operating losses experienced by the Company and the corresponding rise in our accumulated deficit. Compared to December 31, 2006 our shareholders' equity has risen as a result of the additional paid-in capital due primarily to the amount paid by our largest shareholder to purchase shares of our common stock.

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

Management believes that the investment in DMI has a potential for a significant return, but such return is subject to many significant risks as described in our most recent 10-KSB. Based on the due diligence conducted by the officer and directors of Cogenco we have concluded that it is a good business decision for the Company to continue to invest in DMI. However, since March 2007 all of our purchases of DMI stock have been funded through the sale of our marketable securities. As noted above, we did not purchase any additional shares of DMI during the quarter ended December 31, 2007. As reflected in our balance sheet we no longer hold any marketable securities and therefore unless we receive adequate funding it is unlikely that we will be able to make additional investments in DMI for the foreseeable future.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements and thus no disclosure is required. Cogenco has an obligation to pay rent to an unaffiliated party under an office lease through December 2008 at the rate of $5,350 per month. This obligation is not reflected on Cogenco's balance sheet, although our rent expense is recognized on our Statement of Operations.

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2007 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that these disclosure controls and procedures are effective as of such date.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended December 31, 2007 there were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors. Shareholders may recommend nominees to the board of directors by addressing correspondence to the President.

ITEM 6. EXHIBITS

A.   Exhibits

31.  Certification pursuant to Rule 13a-14(a).

32.  Certification pursuant to 18 U.S.C. ss.1350.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2008                   /s/ David W. Brenman
                                          --------------------
                                          David W. Brenman, President
                                          Principal Executive Officer, Principal
                                          Accounting Officer, Principal
                                          Financial Officer and Director