Form 10KSB
period 2008-03-31
COGENCO INTERNATIONAL INC
filed 2008-06-30
CIK 730729

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the transition period from _________________________	to___________________________

Commission file number: 2-87052-D COGENCO INTERNATIONAL, INC. (Name of small business issuer in its charter)

Colorado	84-0914754
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 1840, 6400 South Fiddler’s Green Circle
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 221-3680

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

       Issuer’s revenues for its most recent fiscal year: $-0-

     Aggregate market value of voting stock held by non-affiliates as of June 15, 2008: $ -0-. There is currently no trading market for the Registrant’s securities.

Number of shares of Common Stock, $.0l par value, outstanding as of June 15, 2008: 1,233,000.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one):

Yes ___ No xx

COGENCO INTERNATIONAL, INC.

FORM 10-KSB PART I

Statements that we make in this Form 10-KSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions in the federal securities laws and judicial interpretations thereof. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important facts beyond the control of Cogenco that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligat ion to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item l.      Description of Business.

(a)      Business Development.

     Cogenco International, Inc., was organized under the laws of the State of Colorado on June 27, 1983, for the purpose of engaging in the cogeneration business, which is the simultaneous production of power, either mechanical or electrical, and useful thermal energy, such as steam, so that the waste heat which is a by-product of one process becomes the energy source for the other. Cogenco commenced active business operations after it completed its initial public offering of securities in February 1985, pursuant to which Cogenco realized total net proceeds of approximately $1,000,000. Cogenco eventually depleted its financial resources and was not able to secure additional capital to continue active business operations. Cogenco ceased active business operations in early 1988. Cogenco has been seeking potential business opportunities since that time, has maintained itself as a validly existing Colorado c orporation, and has continued to make filings under Section 15(d) of the Securities Exchange Act of 1934. Except for a series of private equity financings in 2005, 2006, and 2007 totaling approximately $4.7 million, and the activities described below with DMI BioSciences, Inc. (“DMI”), Cogenco has not engaged in active business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years.

     During our 2004 fiscal year, we entered into a letter of intent and then an agreement with DMI by which we agreed to participate in the development of a drug for the treatment of asthma in humans. The letter of intent also included the parties’ agreement to attempt to negotiate a business combination between DMI and Cogenco. Although Cogenco provided DMI $3,250,000 in financing, Cogenco did not provide any further financing to DMI as contemplated by that agreement and the business combination contemplated between DMI and Cogenco did not occur. Although Cogenco and DMI amended those agreements in February 2006, ultimately Cogenco did not provide the financing contemplated by the amended agreements. Cogenco converted its $3,250,000 investment into 1,000,000 shares of DMI common stock in accordance with the pre-existing agreements.

     We subsequently entered into certain stock purchase agreements with DMI (discussed further below) under which Cogenco purchased a total of 673,256 shares at an aggregate purchase price of $580,000. We had a right to purchase additional shares and receive a warrant to purchase another 1,000,000 shares, however we did not complete that purchase and in March 2008, we sold our entire interest in DMI.

     We do not have any subsidiary corporations. The address of our principal executive offices and our telephone and facsimile numbers at that address are:

Cogenco International, Inc. Suite 1840, 6400 South Fiddler’s Green Circle Greenwood Village, CO 80111 Telephone No.: (303) 221-3680 Facsimile No.: (303) 759-3553

(b)      Business of Issuer.

General Information.

     Since Cogenco ceased active business operations in 1988, we have been seeking potential business opportunities. Although at times we have had discussions with potential candidates, these discussions have not resulted in any agreements or business combinations except for our former relationship with DMI. We believe that there are other companies in our position which are seeking business opportunities. In an effort to meet the competition, we have maintained Cogenco’s status as a corporation in good standing under Colorado law and we have further filed all reports with the Securities and Exchange Commission. We will need a significant amount of additional financing in order to identify and complete a business acquisition.

     To the extent that Cogenco does become involved in a business opportunity, Cogenco will likely compete with others in that industry and may be subject to a significant amount of government regulation. The nature of the competition and the amount of regulation will depend on the industry in which Cogenco becomes engaged. We currently have no patents, patent applications, or other material interest in intellectual property. During the last ten years we have not produced any products or offered any services, and therefore Cogenco is not dependent on any material customer relationships. We do not currently conduct any research and development. Since we do not own any real property or engage in any business operations, environmental compliance is not material to us.

     Mr. David Brenman is currently Cogenco’s only employee pursuant to an employment agreement that became effective on September 30, 2005, as described in Item 10 below. Mr. Brenman is the only person who is actively involved in day to day operations of Cogenco, although Mr. Brenman is also actively involved in other businesses as well. We anticipate that additional employees and/or consultants will be retained as may be necessary to operate Cogenco in the future, whether in connection with a business combination or otherwise.

We believe that our current arrangement is adequate to meet our needs during our current process of pursuing business opportunities.

Risks That Cogenco Will Not Be Able to Meet Its Financial Obligations.

     As demonstrated by Cogenco’s inability to make the payments to DMI contemplated under the amended agreements in the past, there is a significant risk that Cogenco will not be able to meet future financial obligations. To the extent Cogenco pursues other opportunities, substantial additional financing will likely be required, and Cogenco cannot offer any assurance that it will be able to obtain that financing when necessary, in the amounts needed, or (if any financing is available) on terms reasonably acceptable to Cogenco.

Cogenco’s Investments and Relationship with DMI

     Cogenco developed various relationships with DMI since entering into a letter agreement in August 2004. Cogenco modified that agreement in November 2004 and, pursuant to the modification, Cogenco paid DMI $100,000 and entered into an agreement for the development of a drug for the treatment of asthma in humans (the “Old CODA”). Under the terms of the Old CODA and its amendments, Cogenco paid DMI$ 3,250,000. Under the Old CODA, Cogenco had an opportunity to provide further funding to DMI, which Cogenco did not complete.

     Because Cogenco was not able to complete its funding contemplated under the Old CODA, in February 2006, Cogenco and DMI negotiated a restated letter of intent (the “New LOI”) and entered into the New CODA for the development of a drug for the treatment of multiple sclerosis. Cogenco and DMI signed the New CODA on February 20, 2006 and terminated the Old CODA at the same time (although the payments that Cogenco made were credited to Cogenco’s funding contemplated under the New CODA). Cogenco made no further payments to DMI under the New CODA due to a lack of funds. The New LOI contemplated that Cogenco and DMI would negotiate and complete a business combination by October 30, 2006, but that also did not occur because of Cogenco’s lack of funding.

     On June 22, 2007, Cogenco converted its $3,250,000 investment into 1,000,000 shares of DMI common stock. Between March and September 2007 we entered into stock purchase agreements with DMI under which we purchased a total of 673,256 shares of DMI stock at prices ranging from $0.70 to $1.00 per share for a total purchase price of $580,000. As a result of these investments we owned a total of 1,673,256 shares of DMI stock.

     On March 6, 2007 we entered into a Share Purchase Agreement (the “Genesis Agreement”) with Genesis Investment Funds, Ltd (“Genesis”), Trust House, 112 Bonadie Street, Kingstown, Saint Vincent, then a related party. The Genesis Agreement was subsequently amended. Pursuant to that agreement, we sold Genesis Investments 75,000 shares of our common stock at $10 per share, and on March 22, 2007, we received $150,000 and 400,000 shares of Helix Biopharma Corporation (“Helix”). During the six months ended September 30, 2007, we sold all of the Helix shares into the market for approximately $600,000.

     As of March 31, 2007 we owned 400,000 shares of Helix (traded on the Toronto Stock Exchange as HBP.TO) and 100,000 shares of DMI. At that time we were a minority shareholder of both Helix and DMI and the shares of Helix and DMI represented more than 40% of our total assets. Accordingly, Cogenco was at risk of being subject to regulation under the Investment Company Act of 1940 (the “ICA”). Although Cogenco took advantage of the transient investment company exemption found in ICA Rule 3a-2, that exemption is only available for a single year. Beginning with our annual report on Form 10-KSB for the year ended March 31, 2007 and in each subsequent quarterly report on Form 10-QSB filed, we described the potential application of the ICA and our belief that if Cogenco was an investment company, it was a transient investment company meeting the exception from registration under ICA set forth in Rul e 3a-2.

     In February 2008 we received an inquiry from the Securities and Exchange Commission regarding the potential application of the ICA to Cogenco. In order to avoid ICA regulation, potential regulatory action, and the cost attendant to registration and operation under the ICA, Cogenco determined it to be preferable to sell its DMI shares to Genesis Biotechnology Fund Limited (“Genesis Biotech”) and Genesis Capital Management Limited (“Genesis Management”), which were already majority shareholders of Cogenco. Accordingly, on March 7, 2008 the Company entered into two separate stock purchase agreements to complete the transaction:

1.	Cogenco entered into a stock purchase agreement with Genesis Biotech to sell 1,423,256 shares of DMI common stock to Genesis Biotech in consideration for Genesis Biotech surrendering 1,423,256 shares of the Company’s common stock. These shares have been surrendered to Cogenco’s transfer agent for cancellation.

2.	Cogenco entered into a stock purchase agreement with Genesis Management to sell 250,000 shares of DMI common stock to Genesis Management for $250,000, for which Cogenco received a promissory note. The promissory note issued by Genesis Management carries 6% interest and provides that Genesis Management will pay Cogenco $25,000 per quarter. The first payment is due on June 30, 2008 and the final payment is due on December 31, 2010, with the total principal and interest payments totaling $275,000.

Although Cogenco is no longer a shareholder of DMI, Cogenco may continue to pursue business opportunities with DMI.

     The promissory note issued by Genesis Management carries 6% interest and provides that Genesis Management will pay Cogenco $25,000 per quarter. The first payment is due on June 30, 2008 and the final payment is due on December 31, 2010, with the total principal and interest payments totaling $275,000. On June 26, 2008 Genesis made the first $25,000 payment due under the promissory note.

     Prior to entering into the transactions to divest our interest in DMI, the Company determined that although the DMI shares were significant assets on Cogenco’s balance sheet, the sale of the DMI shares was in the Company’s ordinary course of business. As described above, Cogenco has previously acquired and sold shares of Helix.

     After completion of the sale of our entire interest in DMI stock the Company and Mr. David Brenman agreed to suspend the accrual of Mr. Brenman’s salary. This suspension was effective as of March 31, 2008. As of March 31, 2008 the total accrued amount owed to Mr. Brenman was $241,750. The Company’s board of directors may later agree to continue accruing Mr. Brenman’s salary at a time it deems appropriate.

Item 2.      Description of Property.

     Cogenco currently maintains its offices at Suite 1840, 6400 South Fiddler’s Green Circle, Greenwood Village, CO 80111. Rent is paid to the unaffiliated landlord at $5,350 per month. Cogenco’s office space includes approximately 3,210 square feet and is subject to a lease that expires December 30, 2008. Cogenco shares the leased premises with certain companies related to Mr. David Brenman who reimburse Cogenco for a portion of the rent. See Item 12 – “Certain Relationships and Related Transactions.” Management believes that this arrangement will be suitable for its needs for the immediate future.

      Cogenco owns no real property and no material personal property.

Item 3.      Legal Proceedings.

      Cogenco is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4.      Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.

(a)      Market Information.

     Our common stock is not eligible for listing on the NASDAQ system or any stock exchange. Trading, if any, has been strictly limited to the over-the-counter market. In the past, our common stock has been quoted from time to time in the “Pink Sheets” maintained by the National Quotation Bureau, Inc. Since 1988, we do not believe that any established trading market has existed for our common stock. We are not aware of any public sales of our common stock for more than the past two years, and consequently we are unable to report any market information.

(b)      Holders.

     The approximate number of record holders of our $0.01 par value common stock as of June 13, 2008, was 758. This figure does not reflect an indeterminable number of shareholders whose shares may be held in “street name.”

(c)      Dividends.

     Cogenco has not paid a dividend with respect to its common stock since its incorporation. We do not expect to pay a dividend on our common stock in the foreseeable future.

     Our ability to pay dividends is restricted by provisions of the Colorado Business Corporation Act which provides that a Colorado corporation may only pay dividends if, after giving effect to the dividend, the corporation would be able to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than its total liabilities plus the amount that would be needed (if dissolution were to occur at the time of the dividend) to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. At the present time, there are no shareholders who have any preferential rights.

(d)      Securities Authorized for Issuance under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under any equity compensation plan.

(e)      Sales of Unregistered Securities (Item 701 information).

We did not sell any equity securities during the year ended March 31, 2008, or subsequently.

(f)      Purchases of Equity Securities by Cogenco and its Affiliates (Item 703 information).

     Cogenco’s common stock is not registered under Section 12 of the Securities Exchange Act of 1934 and therefore no disclosure is required. However, as described above, on March 7, 2008 as part of our divestiture of our interest in DMI, Genesis Biotech surrendered 1,423,256 shares of Cogenco common stock to the Company in exchange for 1,423,256 shares of DMI common stock then held by Cogenco. At the time of the transaction Cogenco valued the DMI shares at $1.00 per share.

Item 6.      Management's Discussion and Analysis or Plan of Operation.

Going Concern Qualification

     Because of our lack of revenues, lack of working capital, our inability to meet certain of our contractual obligations, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses. The opinion of our auditors for the year ended March 31, 2008, expresses the following concerns about our ability to continue as a going concern:

“...the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.”

(the “Going Concern Qualification”). This condition has continued since the date of those financial statements, and we expect that these conditions will continue for the foreseeable future unless we are able to raise a substantial amount of additional financing. In view of the matters described herein and in Note 1 to our financial statements, our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to raise the capital necessary to meet our financial requirements on a continuing basis.

Summary

     As stated above, Cogenco has been essentially inactive since early 1988 until the 2005 fiscal year. During this time we investigated investment alternatives in the oil and gas and biotechnology industries but, to date, we have been unsuccessful in completing any such transaction.

     Commencing in our fiscal 2005, we entered into agreements with DMI, as described above, which required a significant amount of financing, but did not require any substantial activities on the part of Cogenco. As described above, we were unable to make all payments contemplated under the DMI agreements. We are continuing to explore other activities and the availability of financing for those activities. We have still not engaged in any business operations or received revenues for more than the past ten years.

Results of Operations

Years Ended March 31, 2008 and 2007.

     We recognized a net loss of $(299,301) for the fiscal year ended March 31, 2008, as compared to the $(442,140) net losses recognized for the fiscal year ended March 31, 2007. We recognized a smaller loss in 2008 as compared to our losses in 2007 primarily because we did not pay expenses to DMI for research and development purposes in fiscal 2008 whereas in fiscal 2007 we paid approximately $197,527.

     Historically, we have incurred significant losses and we anticipate that we will continue to incur significant net losses as we continue to pursue business opportunities. We will pursue these business opportunities to the extent that our management has identified opportunities that it believes are worth pursuing and to the extent that Cogenco has sufficient funds to do so. At the present time, Cogenco has no source of revenues from operations, and Cogenco can provide no assurance that it will generate a source of revenues from operations, either as a result of a merger or acquisition transaction, or as a result of developing such a source from within.

Liquidity and Capital Resources

     Cogenco has been without adequate funds since 1987 through the 2008 fiscal year and subsequently. At the time we ceased active business operations, Cogenco was essentially out of money. We did not raise any substantial amounts of money for Cogenco until the 2005 fiscal year during which we raised $240,000 and the 2006 fiscal during which we raised $3,700,000, these funds were invested by accredited and offshore (non-U.S.) investors. As described above, we also raised $775,000 in 2007, these funds were also invested by accredited and offshore (non-U.S.) investors.

     At March 31, 2008, Cogenco had current assets of $177,431 and negative working capital of $(83,778), as compared to current assets of $700,356 and working capital of $580,937 at March 31, 2007. The decrease in our current assets during the 2008 fiscal year is primarily due to our disposition of our shares of Helix and DMI common stock (discussed above). At March 31, 2007 we held 400,000 shares of Helix and 100,000 shares of DMI, whereas on March 31, 2008 we did not hold any marketable securities as a result of our sale of our entire interest in Helix and DMI during fiscal 2008. Currently our most significant asset is a $250,000 promissory note issued by Genesis Management, of which as of March 31, 2008, $85,803 was classified as a current asset and $164,197 was classified as a long term asset. Although Cogenco believes the amount due under this note will be collectable in accordance with its terms, as discussed in the Risk Factors section below, all or a portion of the note could become uncollectable.

      Cogenco does not have any capital obligations during fiscal 2009.

     On March 7, 2008 Cogenco sold all of its shares of DMI to two entities affiliated with our 97% shareholder, Genesis Investment Funds Limited. But for the fact that these shares were sold to an affiliate, Cogenco would have recognized a $1,093,256 gain on the sale of investment for financial accounting purposes (although not for tax purposes). A portion of the purchase price paid to us for the DMI shares included a promissory note, the first payment of which is due on or before June 30, 2008.

     As stated above under “Going Concern Qualification” and in the Risk Factors, below, we do not believe that the working capital currently available is sufficient to maintain our activities for more than several months, at best. If we were to hold a shareholders’ meeting, actively pursue a business opportunity, or engage in business operations, we will be required to raise a significant amount of additional capital to pay for these activities. There can be no assurance that we will be able to raise any such capital, or that the terms on which we can raise any capital will be commercially reasonable.

Plan of Operations

     Cogenco is not engaged in active business operations at the present time. Although we have previously received proposals for business opportunities from third parties and we seek out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years except for the business transactions with DMI that were discussed above. We will continue reviewing other opportunities in the biotechnology industry and in other industries as we become aware of appropriate opportunities. Although we no longer hold any shares of DMI common stock we may continue to pursue a business combination or other opportunity with DMI.

     We will not be able to pursue any business opportunity without a substantial amount of additional funding provided from third parties. Consequently, we cannot offer any assurance that we will be able to obtain the funds necessary to invest in other business opportunities. Of the $250,000 promissory note held by the Cogenco (payable to Cogenco by our 97% shareholder), $25,000 comes due each quarter, we plan to use these payments to help pay for our routine legal and administrative expenses. The first payment is due on or before June 30, 2008 and, as of the date this Form 10-KSB has been filed, the payment has been received.

Off Balance Sheet Arrangements

     We have no off balance sheet arrangements and thus no disclosure is required. However, as described above, Cogenco has an obligation to pay rent under an office lease through December 2008 at the rate of $5,350 per month. This obligation is not reflected on Cogenco’s balance sheet, although our rent expense is recognized on our Statement of Operations. Subsequent to our fiscal year end, on May 28, 2008 the certificate of deposit in the amount of $85,436 that was pledged as collateral on a letter of credit in the amount of $70,000 securing the lease was redeemed. Cash proceeds of $37,560 from the redemption were used to prepay the office rent through December 2008 and release Cogenco from the $70,000 letter of credit securing the lease.

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

     We currently are not engaged in any business operations. Although we have reviewed possibilities for business operations during the past several years, we have not found an opportunity for a business combination that was attractive to management other than the opportunity to participate in a co-development agreement with DMI. As reported above, however, we were unable to complete a business combination with DMI and our previous investments in DMI were converted into shares of common stock in DMI which we later divested. The New CODA was terminated as a result of the conversion. We cannot offer any assurances that we will ever find another business opportunity that management determines to be worth pursuing, or that if we do, we are able to complete the business combination on commercially-reasonable terms in a manner that could be advantageous to our shareholders.

We have had little working capital available for any operations.

     We have had little working capital for more than the past five years. Although we raised $240,000 during our fiscal 2005, $3,700,000 during our fiscal 2006, and $775,000 during our fiscal 2007,  the funds were primarily used to make some (but not all) of our payments to DMI contemplated by our agreements with DMI. As a aresult of a lack of funds, we have been required to reduce our operations to our previous level of only nominal operations to minimize our corporate general and administrative expenses.

     Our available working capital is not sufficient for us to engage in any business operations, or to complete a merger, acquisition, or other business combination. We cannot offer any assurance that we will be able to obtain the necessary working capital on commercially-reasonable terms, if at all, should circumstances arise requiring us to have additional working capital available.

Our financial statements reflect a “going concern” qualification.

     Because of our lack of revenues, lack of working capital, our inability to meet certain of our contractual obligations, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses. The opinion of our auditors for the year ended March 31, 2008, expresses the following concerns about our ability to continue as a going concern:

“...the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.”

(the “Going Concern Qualification”). This condition has continued since those financial statements, and we expect that these conditions will continue for the foreseeable future unless we are able to raise a substantial amount of additional financing. In view of the matters described herein and in Note 1 to our financial statements, our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to raise the capital necessary to meet our financial requirements on a continuing basis.

We did not complete the implementation of a framework by which we were able to adequately assess our internal controls over financial reporting and accordingly we identified a material weakness in our disclosure controls and procedures and our internal control over financial reporting

     Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal controls over financial reporting pursuant to a defined framework. Because of our working capital and liquidity shortages, we did not complete the implementation of all aspects of Section 404 regarding internal controls over financial reporting. Although management believes that the Company’s internal controls over financial reporting and our disclosure controls and procedures are adequate, given Cogenco’s size and lack of active business operations, our failure to be able to assess those controls pursuant to an approved framework resulted in the identification of a “material weakness.” As a result of not being able to fully implement the requirements of Section 404 the

Securities and Exchange Commission may deem this annual report, and any subsequent reports we file pursuant to the Securities Exchange Act of 1934, to be substantially incomplete or not filed.

We have not instituted corporate governance policies or procedures

Cogenco only has a single employee who serves as our chief executive and financial officer. Cogenco does not have any independent directors, an audit committee, a nominating committee, any other corporate governance committee, or experienced accounting personnel. Thus, our shareholders do not have the benefits or protections associated with corporate governance controls and other corporate oversight mechanisms overseen by independent directors.

We may become subject to the regulations under the Investment Company Act of 1940 and subject to regulation that would impose significant responsibilities and restrictions on our ability to do business.

     The Investment Company Act of 1940 (the “ICA”) is intended to impose additional regulation on companies whose business is to invest or reinvest in, hold, or trade securities of other companies. Companies who own investment securities constituting more than 40% of their assets (not including cash or government securities) are by definition subject to ICA regulation unless the “transient investment company” exemption applies. Cogenco relied on the transient investment company exemption in connection with its ownership of shares of Helix BioPharma and DMI. As a result, it cannot rely on the transient investment company exemption until 2011. Cogenco does not believe that the $250,000 note from Genesis is a “security” under the ICA. If, however, that note is classified as a security or if Cogenco acquires other investment securities it may become subject to ICA regulation.

     If Cogenco would become an investment company we will be subject to a significant amount of additional regulation, significant restrictions in our ability to do business, and significant restrictions on any relationship with affiliates. We will also be subject to more detailed SEC scrutiny and subject to the registration and reporting requirements of the Company Act in addition to the reporting requirements of the 1934 Act. Compliance with these new obligations will restrict Cogenco’s opportunities to conduct its business as it has heretofore done, and will result in significantly greater regulatory compliance expenses.

We have a history of losses and have never engaged in the profitable operation of our business.

     We have had a history of operating losses and cash flow deficits, and our financial statements reflect a Going Concern Qualification as described above. We have never engaged in the profitable operation of a business, and there can be no assurance that we will ever be able to do so.

     Cogenco has not been involved in active business operations since 1988. To date, we have not implemented a successful business plan. Although we have been reviewing several possibilities for business operations during the past several years, we have not found an opportunity for a business combination that was attractive to us and we were unsuccessful in completing the proposed business combination with DMI.

Our primary assets consist of a $250,000 promissory note issued by Genesis Capital Management Limited, a related party, which may not be collectible.

     Our most valuable asset is a $250,000 promissory note issued by Genesis Management, an affiliate of our 97% shareholder, Genesis Investment Funds Limited. The promissory note carries 6% interest and provides that Genesis Management is to pay Cogenco $25,000 per quarter, with the first payment due on June 30, 2008 and the final payment is due on December 31, 2010, with total principal and interest payments totaling $275,000. Cogenco plans to use a portion of these payments to repay debt to related parties and to fund its general and administrative and other obligations. Prior to accepting the promissory note as partial payment for Cogenco’s shares of DMI, management investigated the collectability of the note and believes that such note is collectible as it becomes due.

However, there can be no assurance that Genesis Management will continue to be able to make the payments under the note as they become due, and if Genesis Management cannot, or does not, make such payments it will likely have an adverse impact on Cogenco’s ability to pay its obligations as they become due.

It is likely that any efforts we may make to raise capital will result in substantial additional dilution to our shareholders.

     It is likely that if we raise capital for any operations in the future, such action will require the issuance of equity or debt securities which will result in substantial dilution to our existing shareholders. Although we will attempt to minimize the dilutive impact of any future capital-raising activities, we cannot offer any assurance that we will be able to do so because of the lack of any historical operations or profitability, as well as the lack of any trading market for our publicly-held securities. If we are successful in raising additional working capital, we will likely have to issue additional shares of our common stock and common stock purchase warrants at prices that may be a discount from the then-current market price of our common stock. As described above under “Going Concern Qualification,” we cannot offer a ny assurance that we will be able to raise such funds when necessary.

Because we are dependent upon our key personnel for our future success, if we fail to retain or attract key personnel, our business will be adversely affected.

     David W. Brenman is the only person who has devoted a substantial amount of time to our business during the past five years, and his father has acted as legal counsel. If we are to succeed in any activity (which cannot be assured), it will be as a result of the efforts of Mr. Brenman. David Brenman’s employment Agreement with Cogenco became effective on September 30, 2005. We paid Mr. Brenman his salary as due under this employment agreement through August 15, 2006, and except for a $2,000 payment made during fiscal 2008 to keep our payroll service active, since August 15, 2006 we have not made any payments to him as required under his employment agreement. In addition, we anticipate that we will continue to be unable to make any payments under this employment agreement for the foreseeable future. Mr. Brenman has agreed to defer the compensation due to him under his employment agreement (without interest) until such time as the Company has adequate resources to be able to make such payments. However, effective March 31, 2008 the Company and Mr. Brenman agreed to suspend the accrual of his salary.

No market exists for our common stock; should a market develop, our common stock will likely be vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring our shares may be unable to resell their shares at a profit as a result of this volatility.

     At the present time, no market exists for our common stock, and we cannot offer any assurance that any market will develop. Occasional trades are reported on the “pink sheets,” but as a result, the trading price of our securities can be impacted by very low sales volumes, general market conditions, and other events and factors. In addition, the realization of any of the risks described in these “Risk Factors” could have a significant and adverse impact on such market prices.

SEC penny stock regulations limit the ability to trade our securities.

     Our common stock is subject to additional disclosure requirements for penny stocks mandated by the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that is not traded on the Nasdaq Stock Market and has a market price of less than $5.00 per share. We are included within the SEC Rule 3a-51 definition of a penny stock. As a “penny stock”, trading in our stock is covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, for non-Nasdaq and non-national securities exchange listed securities.

      Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their securities in the secondary market and adversely impact the willingness of investors to purchase our common stock on either a private or open market basis.

Provisions in our charter documents could prevent or delay a change in control, which could delay or prevent a takeover.

     Our articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights, and preferences, as may be determined by our Board of Directors. Accordingly, the Board of Directors may, without shareholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Preferred stock could also be issued to discourage, delay, or prevent a change in our control, although we do not currently intend to issue any additional series of our preferred stock.

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

     We cannot offer any assurance that our prior sales of unregistered securities were in compliance with the law. To the extent that our prior sales were not strictly in compliance with all legal requirements, we may have some contingent liabilities of which we are unaware. The availability of an exemption from registration is conditional upon numerous facts and circumstances over which we have no control, including the investment intent of the purchasers, the accuracy of the purchasers’ representations that they were accredited investors, and whether others involved in the transaction utilized any form of general solicitation. To the extent that any securities were offered or sold at a time when there was no exemption from registration available and a person makes a claim for rescission, we may have a liability which has not been included in our financial statements.

The vast majority of our common stock is currently directly and indirectly controlled by a single investor and our common stock is not eligible to be resold pursuant to Rule 144.

     As of June 15, 2008, approximately 97% of our outstanding stock was held by a single shareholder. This shareholder could attempt to exercise control over Cogenco through its share ownership, although Cogenco does not currently believe the shareholder has any plans to do so. Because Cogenco’s common stock is not registered under the Securities Exchange Act of 1934, this shareholder does not have any reporting obligations under Sections 13(d) or 16(a) of the Securities Exchange Act and therefore is not required to disclose its holdings or any changes in its beneficial ownership of Cogenco common stock.

     All of the shares of Cogenco common held by our principal stockholder constitute “restricted shares” or “control shares” as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act or another exemption from registration under the Securities Act. However, because Cogenco is a shell company our common stock is not currently eligible to be resold pursuant to Rule 144.

Indemnification of officers and directors may result in unanticipated expenses.

     Colorado Revised Statutes and our articles of incorporation and bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with us or activities on our behalf. We also will bear the expenses of such litigation for any of their directors, officers, employees, or agents, upon such person’s promise to repay them if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup and could direct funds away from our business and products (if any).

Our president, Mr. David Brenman, is involved in other ongoing business opportunities.

     The board of directors by resolution dated May 5, 2005, agreed to permit Mr. David Brenman to pursue a business opportunity with respect to certain imaging devices that are being developed by members of the Edwin L. Adair family individually and through a family corporation, Micro-Imaging Solutions, LLC. (“MIS”). MIS is involved in the research and development of small scale high resolution medical devices.

     The board of directors by resolution dated April 3, 2006, also agreed to permit Mr. Brenman to pursue a business opportunity in the oil and gas industry with respect to Western Pacific Energy, LLC, in which he has invested and participates as a manager (“WPE”).

     Mr. Brenman’s activities with respect to MIS and WPE could cause time conflicts and other various conflicts of interest with respect to his duties and obligations to Cogenco. In addition, Mr. Brenman’s association with MIS and WPE could diminish his ability to obtain additional financing on behalf of Cogenco if he is also providing such assistance to MIS and/or WPE.

We have significant obligations under the Securities Act of 1934.

     Because we are a public company filing reports under the Securities Exchange Act of 1934, as amended, we are subject to increased regulatory scrutiny and extensive and complex regulation. The Securities and Exchange Commission has the right to review the accuracy and completeness of our reports, press releases, and other public documents. In addition, we are subject to extensive requirements to institute and maintain financial accounting controls and for the accuracy and completeness of their books and records. Normally these activities are overseen by an audit committee consisting of qualified independent directors. We have not appointed any independent directors. Consequently, the protections normally provided to shareholders by independent directors are not available. Although we hope to appoint qualified independent directors in the future, we cannot offer any assurance that we will locate any pe rson willing to serve in that capacity, or that we will be able to acquire the directors’ and officers’ liability insurance that will be a pre-condition to any such person’s willingness to serve.

Forward-looking statements may prove to be inaccurate.

     In our effort to make the information in this report more meaningful, this report contains both historical and forward-looking statements. All statements other than statements of historical fact are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. It should be noted that because we are a “penny stock,” the protections provided by Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 do not apply to us. We have attempted to qualify our forward-looking statements with appropriate cautionary language to take advantage of the judicially-created doctrine of “bespeaks caution&# 148; and other protections.

     The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Furthermore, statements that describe our objectives, plans, or goals are, or may be, forward-looking statements.

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

Item 7.      Financial Statements.

The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:

Page No.
Report of Registered Public
	Accounting Firm	F-1

	Balance Sheet - March 31, 2007 and 2008	F-2

Statement of Operations - For the Years Ended March 31, 2007
and 2008 and Cumulative Amounts from Inception of the
Development Stage (July 26, 1990)
	through March 31, 2008	F-3

Statement of Stockholders’ Equity
For the Period from Inception of the Development
	Stage (July 26, 1990) through March 31, 2008	F-4-F-5

Statement of Cash Flows - For the Years
Ended March 31, 2007 and 2008 and
Cumulative Amounts from Inception of
the Development Stage (July 26, 1990) through
	March 31, 2008	F -6

Notes to Financial Statements
	March 31, 2007 and 2008	F-7 - F-17

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Since inception, Cogenco has not filed a Form 8-K reporting a change of accountants, nor has there been any material disagreement with its accountants on any matter regarding accounting or financial disclosure.

Item 8AT.      Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer (who also serves as our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of March 31, 2008. A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b)      Internal Control Over Financial Reporting.

     Management of the Company is also responsible for establishing internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.

     The Company’s internal control over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     In evaluating internal controls, management considered the amount of Cogenco’s financial activities and resources. Cogenco has for the past several years retained a part-time bookkeeper to assist its sole officer in completing the financial reporting process, but ultimately David Brenman, Cogenco’s principal executive and financial officer, is responsible not only for controls, but also for all other aspects of Cogenco’s general ledger, disbursements and receipts, and financial statement preparation. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. Although Cogenco has financial controls and related procedures in place, Cogenco lacked the resources to implement the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, and therefore did not utilize this framework, or any other approved framework, to assess Cogenco’s internal controls over financial reporting. Accordingly, our chief executive officer/chief financial officer was unable to assess the Company’s internal controls over financial reporting in accordance with an established framework and, therefore, identified a material weakness in our internal controls over financial reporting. As a result of this material weakness, management concluded that the Company’s internal control over financial reporting as of March 31, 2008 was not effective.

     Cogenco does not intend to immediately take any action to remediate this material weakness until Cogenco acquires sufficient financing and engaged in business operations. Cogenco does work with consultants or other third parties to prepare its financial statements and will implement further internal financial controls as circumstances permit.

     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

     There were no changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)      Identification of Directors and Executive Officers.

     The directors of Cogenco are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of Cogenco are elected by the Board of Directors and hold office until their successors are elected and qualified. On November 25, 2007 Albert Brenman resigned as a Cogenco director. Albert Brenman’s reasons for his resignation were personal and did not involve any disagreement with the policies, procedures or operations of Cogenco.

As of June 15, 2008 the officer and directors of Cogenco are:

Name	Age	Position

David W. Brenman	52	Director, President, Secretary and Treasurer since 1985

Robert A. Melnick	52	Director, since 2004

     None of the existing directors are “independent” as that term is used in the securities laws. See Item 9(c) – Family Relationships, below.

     The Board of Directors has not established an audit committee, compensation committee, nominating committee, or any other committee.

     Cogenco has not held a shareholders’ meeting for more than the past ten years, and has no plans to hold a shareholders’ meeting in the current fiscal year. Consequently, the existing members of the board are expected to serve as directors indefinitely.

      David W. Brenman has been since 1988 engaged as an independent financial consultant and beginning in September 2005, Mr. Brenman became an employee of Cogenco. From 1984 until the present Mr. Brenman has served as President and Director of Cogenco and also serves as Treasurer and Secretary of Cogenco. From 1979 until 1984, Mr. Brenman was an associate with the law firm of Brenman Raskin & Friedlob, P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law. From 1987 to 1988, Mr. Brenman was a Vice President of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc. From 1994 and until March 2003, he served as President of Taltos S.p.A., a Company engaged in the pro duction of light-weight stone products. Mr. Brenman received a B.A. degree from the University of Washington in accounting, a J.D. degree from the University of Denver, College of Law, and an L.L.M. in taxation from New York University. As described below under “Certain Relationships and Related Party Transactions,” Mr. Brenman is also engaged in business through Micro-Imaging Solutions, LLC. and Western Pacific Energy, LLC.

     Robert A. Melnick, David Brenman’s brother-in-law, has been engaged in the field of automotive finance since 1995. Mr. Melnick served in the capacity as Finance Director for Chesrown Automotive, which was acquired by AutoNation in 1997. Mr. Melnick continued to serve in that capacity for AutoNation until January 2004. From January through August 2004, Mr. Melnick was an independent consultant in the financial services area of the automotive industry. Since August, 2004, Mr. Melnick has served as Business Manager for Prestige Imports, Inc., Lakewood, Colorado. Mr. Melnick received his B.A. from Drake University and M.S. from Carnegie-Mellon University.

(b)      Significant Employees.

Other than Mr. David Brenman, we have no significant employees at the present time.

(c)      Family Relationships.

Mr. Brenman and Mr. Melnick are brothers-in-law.

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

(e)-(f)      No Audit Committee or Audit Committee Financial Expert or Compensation Committee

     Our board of directors has not appointed a separately designated standing audit committee in accordance with section 3(a)(58)(A) of the Exchange Act. Instead, the entire board is acting as the Company’s audit committee. The board does not have an audit committee financial expert.

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

(g)   Material Changes to Nomination Procedures

     We have not held a meeting of Cogenco’s shareholders for more than the past ten years. Shareholders may recommend nominees to the board of directors by addressing correspondence to the President.

(h)   Section 16(a) Beneficial Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires all directors, executive officers and persons who own more than 10% of a registered class of securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Cogenco. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Since our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, our directors, executive officers, and significant shareholders are not subject to the Section 16 filing obligations.

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

Item 10.      Executive Compensation.

Compensation Discussion and Analysis

     Summary. Since we only have a single employee and we have not issued any options or other derivative securities, our compensation structure is not complicated. If we are successful in indentifying a business opportunity, we may need to hire additional employees. In such a case, we believe that the ability to attract and retain qualified executive officers and other key employees will be essential to our long term success.

     Compensation Linked to Attainment of Performance Goals. Currently, the compensation of our only employee, Mr. David Brenman, is not linked to performance based goals; rather his compensation is a fixed annual salary as set forth in his employment agreement. However, under Mr. Brenman’s employment agreement, he may receive supplemental or incentive compensation based on the criteria the board deems appropriate consistent with the Company’s strategic plan. Except for $2,000 paid to Mr. Brenman during the quarter ended June 30, 2007 to keep our payroll service active, due to cash shortages, we have been unable to pay this salary as due since August 2006. If we are in a position to hire additional employees at a later date (of which we can grant no assurances) we may consider adopting a f ormal compensation plan linked to performance based goals in order to attract qualified employees.

     Named Executive Officers. As discussed above, we only have one named executive officer, Mr. David Brenman. Mr. Brenman has served as our President, Secretary and Treasurer since 1985.

serve as the Company’s Compensation Committee and participate in deliberations concerning executive compensation and (at a later date if our revenues substantially increase) will establish the compensation and benefit plans and programs of the Company. Mr. David Brenman did not participate in any deliberations of the board concerning his own compensation. These deliberations were conducted by Mr. David Brenman’s father and brother-in-law.

     In general, the base salary for Mr. Brenman was determined by evaluating his responsibilities, experience and the competitive marketplace. More specifically, we considered the following factors in determining Mr. Brenman’s base salary and will also consider these factors if the Company is in a position to hire additional employees:

1.	the executive’s leadership and operational performance and potential to enhance long-term value to the
Company’s shareholders;
2.	performance compared to the financial, operational and strategic goals established for the Company;
3.	the nature, scope and level of the executive’s responsibilities;
4.	competitive market compensation paid by other companies for similar positions, experience and performance levels; and
5.	the executive’s current salary (if applicable), the appropriate balance between incentives for long-term and short-term performance.

     Due to our lack of revenue it is unlikely that Mr. David Brenman will receive a salary adjustment until we have adopted a successful business plan and generated significant revenues. As noted above, because of inadequate working capital, it is unlikely that we will pay Mr. David Brenman his past due salary until Cogenco determines that is has adequate funds available from which to pay Mr. Brenman.

     Retirement and Deferred Compensation Benefits. We do not presently provide Mr. David Brenman with a defined benefit pension plan or any supplemental executive retirement plans, nor do we provide Mr. Brenman with retiree health benefits.

Perquisites. We do not provide any perquisites to Mr. Brenman.

     Post-Termination/ Change Of Control Compensation. We have no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment except as described below for the employment agreement with David Brenman.

     Tax Implications of Executive Compensation. Our aggregate deduction for Mr. Brenman’s compensation is potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to him exceeds $1.0 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. At Mr. Brenman’s 2008 compensation levels, and considering that we have not paid him any compensation since August 2006, (except for $2,000 paid to Mr. Brenman during the quarter ended June 30, 2007 to keep our payroll service active) we did not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, we did not consider its impact in determinin g compensation levels for Mr. Brenman.

     Employment Agreement with our Named Executive Officer. In November 2004, we entered into an employment contract with David Brenman which became effective on or about September 30, 2005, when we paid DMI $3,250,000 for participation in the co-development agreement. The employment agreement was approved by our board of directors, including David Brenman’s father and brother-in-law, by consent to action in lieu of a special meeting dated November 16, 2004. The material terms of David Brenman’s employment agreement are as follows:

  Annual salary of $150,000;
  Employment for a 5 year term;
  The employee is subject to confidentiality/non-competition/protection of trade secrets/non-solicitation provisions;
  The employment agreement provides for premature termination in certain circumstances;
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

     We paid Mr. Brenman his salary as due under this employment agreement through August 15, 2006, but have been unable to make payments required under his employment agreement since August 31, 2006. However, during the quarter ended June 30, 2007 we paid Mr. Brenman $2,000 in salary to prevent our payroll service company from discontinuing their services due to lack of use. We anticipate that we will continue to be unable to make any payments under this employment agreement for the foreseeable future. Mr. Brenman has agreed to defer the compensation due to him under his employment agreement (without interest) until such time as the Company has adequate resources to be able to make such payments. However, effective March 31, 2008 the Company and Mr. David Brenman agreed to suspend the accrual of Mr. Brenman’s unpaid salary.

SUMMARY OF COMPENSATION

Disclosure of Compensation

     As previously discussed, our only employee is David Brenman. Under his employment agreement, Mr. Brenman is entitled to an annual salary of $150,000; however, due to cash shortages, except for a $2,000 payment made during the quarter ended June 30, 2007, we have not paid his salary since August 2006. We paid Mr. David Brenman a total of $56,250 in cash compensation during our 2007 fiscal year, and we paid him no other form of compensation during or for that period. Except for the $2,000 payment made to Mr. Brenman during the quarter ended June 30, 2007, we did not pay Mr. Brenman any compensation during fiscal 2008.

     Until his resignation as a director on November 25, 2007, we had agreed to pay Albert Brenman a retainer of $500 per month ($6,000 per year) for supervising our accounting and legal matters. However, due to cash shortages, we have not paid his retainer since August 2006. Other than as described above, we have not paid compensation to any officer or director for services rendered during the last three fiscal years.

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

     We have no other arrangements pursuant to which any of our directors was compensated during the fiscal year ended March 31, 2008 for services as a director.

     Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) (b)      Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of June 15, 2008, as to the beneficial ownership of shares of our only outstanding class of securities, our common stock, by each person who, to our knowledge at that date, was a beneficial owner of 5% or more of the outstanding shares of our common stock, by each person who is an officer and/or director, and by all of our officers and directors as a group. The table does not include information regarding shares of common stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of our common stock. The percent of class is based on 1,233,000 shares outstanding as of June 15, 2008.

	Amount of Beneficial Ownership	Percent of
Name and Address of Beneficial Owner	(ownership is direct unless otherwise noted)	Class

Genesis Investment Funds Limited

Pflugstrasse Trust House, 112	1,195,901	97%
Bonadie Street, Kingstown, Saint
Vincent. (1, 2, 3, 4, 5, 6)

Officers and directors as a group (two
persons)(7)	0	0%

(1)    Genesis Investment Funds Limited is controlled by Genesis Capital Management Limited, a company controlled by Herald A.M.A. Janssen and Peter H. Jacobs. Mr. Janssen and Mr. Jacobs co-founded Genesis Investment Funds Limited and Genesis Capital Management Limited, and appointed Genesis Capital Management as the investment advisor for Genesis Investment Funds Limited. Pursuant to a discretionary investment management agreement, Genesis Capital Management has discretionary investment and voting control over the assets of Genesis Capital Management Limited, including the shares of Cogenco common stock that Genesis Investment Funds Limited owns. Pursuant to a discretionary investment management agreement, Genesis Capital Management has discretionary investment and voting control over the assets of Genesis Capital Management Limited, including the shares of Cogenco common stock that Genesis Investment Funds Limite d owns or controls directly and indirectly.

(2)    During our 2007 fiscal year, our president David Brenman transferred 220,000 shares of common stock that he owned to Genesis (with a commitment by Genesis Capital Management Ltd. to return those shares to Mr. Brenman in the event of a successful conclusion to the transaction contemplated with DMI Biosciences (as described above) or other appropriate business combination), and on October 27, 2006, Genesis purchased an additional 2,500 shares of our common stock in a private offering. On November 25, 2007 David W. Brenman, Robert A. Melnick and Albert Brenman, sold all of their Company shares to Genesis Investment Funds, Limited, which constituted an aggregate of 964,289 shares of our common stock. As part of its purchase of all of Cogenco’s shares of DMI common stock, Genesis surrendered 1,423,256 shares to the Company. As a result of those transactions, and the purchase of 75,000 shares in March 2007, G enesis owns or controls 1,195,901 shares of Cogenco’s outstanding common stock (approximately 97%).

(3)    Until January 1, 2007, Mr. Janssen also controlled MJM Asset Management Company Establishment (“MJM”), a company he founded in 1997. Mr. Janssen no longer has any direct or indirect interest in MJM. During the period of Mr. Janssen’s ownership, Cogenco paid MJM Asset Management a finders’ fee of 7½% of the $3,900,000 in funds raised by MJM Asset Management for Cogenco. Mr. Janssen’s address is Matschils 23, LI-9495 Triesen, Liechtenstein. In prior transactions, MJM paid one-third of the finder’s fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. As a result of Mr.

Janssen’s sale of MJM, Mr. Brenman is not entitled to receive any further compensation from MJM’s direct or indirect investments in Cogenco. Cogenco did not pay any third party (related or otherwise) any fee resulting from the investment of the Helix common stock in exchange for Cogenco common stock.

(4)    Genesis Investment Funds Limited is also controlled by Peter H. Jacobs, a licensed European property manager who holds a degree in engineering from the Technical Institute, Heerlen, Netherlands. He is a certified appraiser by the court in the Netherlands. Mr. Jacobs has been working as an asset manager in Europe since the 1980’s and has from time-to-time worked with Mr. Janssen and MJM Asset Management. Mr. Jacobs co-founded Genesis Investment Funds Limited with Mr. Janssen. Mr. Jacob’s address is Meierhofstrasse 85, LI-9495 Triesen, Liechtenstein.

(5)    The address set forth above is the Administrator’s European representative office for Genesis Investment Funds Limited. Genesis Investment Funds Limited is established under the laws of Saint Vincent, and its registered office is Trust House, 112 Bonadie Street, Kingstown, Saint Vincent.

(6)    As a result of their control of Genesis Investment Funds Limited, Mr. Jacobs and Mr. Janssen control the right to vote and to dispose of 97% of Cogenco’s common stock.

(7)    On November 27, 2007 David W. Brenman, Robert A. Melnick and Albert Brenman, sold all of their Company shares to Genesis Investment Funds Limited. David W. Brenman and Robert A. Melnick serve as directors of the Company and Albert Brenman served as a director until November 25, 2007.

(c)    Changes in Control.

     Management is not aware of any arrangements which may result in a change of control of Cogenco other than the ownership of approximately 97% of our outstanding common stock by Genesis Investment Funds Limited as described above. Genesis could, in its discretion, call a meeting of the shareholders of Cogenco and vote its shares to replace all directors and take over control of Cogenco. Genesis has not advised Cogenco that it has any current plans to do so. Because Cogenco’s common stock is not registered under the Securities Exchange Act of 1934, Genesis does not have any reporting obligations under Sections 13(d) or 16(a) of the Securities Exchange Act.

(d)    Securities Authorized for Issuance under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under any equity compensation plan.

Item 12.    Certain Relationships and Related Transactions.

(a)    Transactions with Related Persons

     Compensation Arrangements. Until his resignation as a director on November 25, 2007 we paid Albert Brenman a retainer of $500 per month ($6,000 per year) for supervising our accounting and legal matters and for storage of our records.

     In November 2004, our board of directors approved an employment agreement with our president, David W. Brenman. That employment agreement became effective on or about September 30, 2005, and contains the terms and conditions described above.

     Because of working capital shortages, Mr. David Brenman has from time-to-time advanced funds for the benefit of Cogenco. Cogenco repays these loans without interest, when it has sufficient funds available.

The maximum outstanding during our fiscal year ended March 31, 2008 was $2,500, and $0 was outstanding at fiscal year end.

     In addition, as described in the following paragraphs, we have entered into transactions which have resulted in compensation being paid to David Brenman:

  On May 13, 2005, we raised $2,000,000, on September 15 and 20, 2005, we raised a total of $1,700,000, and again on October 27, 2006, we raised a total of $25,000, from offshore private placements using a Liechtenstein-based fund manager, MJM, as a finder which have resulted in compensation paid by MJM to David W. Brenman, our president. Until January 1, 2007, Herald A.M.A. Janssen controlled MJM Asset Management Company Establishment, a company he founded in 1997. Mr. Janssen no longer has any direct or indirect interest in MJM. As described above, Genesis Investment Funds Limited, one of our significant shareholders, is controlled by Genesis Capital Management Limited, a c ompany that is also partially controlled by Herald A.M.A. Janssen. During the period of Mr. Janssen’s ownership, Cogenco paid MJM Asset Management a finders’ fee of 7½% of the $3,900,000 in funds raised by MJM Asset Management for Cogenco.
  In prior transactions, MJM paid one-third of the finder’s fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. At the time the disinterested directors of Cogenco approved the arrangements with MJM, they understood that MJM has an obligation to pay one-third of the finder’s fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. As a result of those finder’s fee agreements, we paid approximately $292,500 to MJM from the funds raised to date. After Mr. Janssen’s sale of MJM, Mr. Brenman is not entitled to receive any further compensation from MJM’s direct or indirect investments in Cogenco.

Transactions with Genesis Capital Management and Related Entities

     Pursuant to a discretionary investment management agreement, Genesis Capital Management has discretionary investment and voting control over the assets of Genesis Capital Management Limited, including the shares of Cogenco common stock that Genesis Investment Funds Limited owns or controls directly and indirectly. During our fiscal year 2007 certain investors with interests in Cogenco transferred their shares to Genesis for management purposes, including our president David Brenman who transferred 220,000 shares of common stock that he owned to Genesis (with a commitment by Genesis Capital Management Ltd. to return those shares to Mr. Brenman in the event of a successful conclusion to the transaction contemplated with DMI Biosciences or other appropriate business combination), on October 27, 2006, Genesis purchased an additional 2,500 shares of our common stock in a private offering, and finally in M arch 2007 Genesis purchased 75,000 additional shares of common stock. As a result of these transactions, Genesis Investment owns or controls approximately 97% of the outstanding shares of Cogenco common stock.

     On March 7, 2008 we entered into two separate stock purchase agreements with: (i) Genesis Biotechnology Fund Limited (“Genesis Biotech”); and (ii) Genesis Capital Management Limited. Genesis Biotech is a sub-fund of Genesis Investment. As described in Item 1, above, through these two stock purchase agreements we divested our entire interest in DMI which consisted of 1,673,256 shares. As a result of these transactions Genesis Capital Management currently directly or indirectly controls approximately 97% of our outstanding common stock. Notwithstanding the significant ownership that Genesis has in Cogenco, and although the directors of Cogenco have a small minority ownership interest in Genesis Biotech, Genesis did not initiate the March 7, 2008 transaction, nor did Genesis attempt to influence the board’s decision. In connection with Genesis’ purchase of the DMI stock from Cogenco, Cogenco also transferred to Genesis Cogenco’s right to purchase additional shares of DMI common stock and obtain a one year warrant to purchase an additional 1,000,000 shares of DMI common stock. Cogenco did not have sufficient capital available to exploit that opportunity.

     On March 6, 2007 we entered into a Share Purchase Agreement (the “Genesis Agreement”) with Genesis Investment Funds, Ltd (“Genesis”), Trust House, 112 Bonadie Street, Kingstown, Saint Vincent which was then a related party. The Genesis Agreement was subsequently amended. Pursuant to that agreement, we sold Genesis Investments 75,000 shares of our common stock at $10 per share, and on March 22, 2007, we received $150,000 and 400,000 shares of Helix Biopharma Corporation (“Helix”). Subsequently we sold the Helix shares into the market for approximately $600,000.

     Stock Issuance. The Board of Directors has approved stock issuances to related parties as described in Item 5(e), above. Because of the significant stock ownership of the purchasers, these transactions were not negotiated at arms’-length.

     Approval of Outside Business Activities. The board of directors by resolution dated May 5, 2005, agreed to permit Mr. David Brenman to pursue a business opportunity with respect to CMOS imaging devices that are being developed by members of the Edwin L. Adair family individually and through a family limited liability company, MIS. MIS is involved in the research and development of small scale high resolution medical devices. The Board of Directors determined that the business opportunity with MIS is not a corporate opportunity of Cogenco, and that David Brenman is entitled to pursue such opportunity outside of his employment responsibilities with Cogenco, provided that such activities do not unreasonably interfere with his employment activities with Cogenco or compromise any trade secrets or confidential or non-public information relating to Cogenco.

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

     Office Lease with Related Party. In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. Commencing April 1, 2006, Cogenco has subleased a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, LLC or “MIS”) for $2,675 per month (Cogenco’s cost). MIS will also be responsible for its pro-rata share of other expenses incurred under the lease. The sublease is on a month-to-month basis, and Cogenco expects that MIS’ use of the office space will continue during the remaining term of Cogenco’s lease, depending on MIS’s financial capabilities. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman’s father and his brother-in-law. A certificate of deposit of $84,727 (as of March 31, 2008) was pledged as collateral on a letter of credit in the amount of $70,000 securing the lease. However, subsequent to our fiscal year end, on May 28, 2008 the certificate of deposit then in the amount of $85,436 was redeemed. Cash proceeds of $37,560 from the redemption were used to prepay the office rent through December 2008 and release Cogenco from the $70,000 letter of credit securing the lease.

(b)	Parents

Not applicable.

(c)	Promoters and Control Persons

Not applicable.

(d)	Director Independence

     None of the members of the Company’s board are "independent" as defined by Section 803A of the American Stock Exchange Listing Standards. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this Form 10-KSB under the heading "Certain Related Person Transactions"). As disclosed above, the entire board performs the role of the audit committee and the compensation committee; therefore, none of the persons performing the functions of those committees are independent.

PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed are listed below and, except where incorporated by reference, immediatelyfollow the Financial Statements.

Number	Description

3.1	Restated Articles of Incorporation, incorporated by reference from the Form 8-K dated March 5, 2007, filed March 8, 2007.

3.2	Bylaws, incorporated by reference from the Annual Report on Form 10-KSB for the five fiscal years ended March 31, 1992.

10.1	Employment Agreement with David W. Brenman, incorporated by reference from the Form 10-KSB for the year ended March 31, 2006, filed June 29, 2006.

10.2	Securities Purchase Agreement with Genesis Biotechnology Fund Limited, incorporated by reference from Form 8-K dated March 7, 2008, filed March 12, 2008.

10.3	Securities Purchase Agreement with Genesis Capital Management Limited, incorporated by reference from Form 8-K dated March 7, 2008, filed March 12, 2008.

10.4	Promissory Note dated March 7, 2008, incorporated by reference from Form 8-K dated March 7, 2008, filed March 12, 2008.

31*	Certification pursuant to Rule 13a-14(a).

32*	Certification pursuant to 18 U.S.C. §1350.

*	Filed herewith.

Item 14.     Principal Account Fees and Services.

(a)     Audit Fees.

      Our principal accountant, Causey, Demgen & Moore, Inc., billed us aggregate fees in the amount of approximately $12,300 for the fiscal year ended March 31, 2007 and $13,300 for the fiscal year ended March 31, 2008. These amounts were billed for professional services that Causey, Demgen & Moore, Inc. provided for the audit of our annual financial statements, review of the financial statements included in our report on Form 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)      Audit-Related Fees.

     Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $0 for the fiscal year ended March 31, 2007 and $-0- for the fiscal year ended March 31, 2008, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)      Tax Fees

     Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $723 for the fiscal year ended March 31, 2007 and approximately $1,127  for the fiscal year ended March 31, 2008, for tax compliance, tax advice, and tax planning.

(d)      All Other Fees

     Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $-0- for the fiscal years ended March 31, 2008 and 2007, for other fees.

(e)      Audit Committee’s Pre-Approval Practice

     Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee of the Board of Directors (or the Board of Directors as a whole if there is no audit committee appointed), or unless the services meet certain de minimis standards. Since Cogenco has no audit committee, the Board of Directors pre-approved the audit services and tax services that Causey, Demgen & Moore, Inc. performed for Cogenco during the fiscal years ended March 31, 2007 and 2008, and has pre-approved that firm’s continuation of those services.

     The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Percentage of total fees paid to Causey, Demgen & Moore, Inc.

	Fiscal Year 2007	Fiscal Year 2008
Audit fees	94%	92%
Audit-related fees	0%	0%
Tax fees	6%	8%
All other fees	0%	0%

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

Date:	June 30, 2008

COGENGO INTERNATIONAL, INC.

By: /s/ David W. Brenman
David W. Brenman, President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date:	June 30, 2008
By: /s/ David W. Brenman
David W. Brenman, President, Principal
Executive Officer, Principal Accounting
Officer, principal Financial Officer and
Director

Date:	June 30, 2008	/
By: /s/ Robert A. Melnick
Robert A. Melnick, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders Cogenco International, Inc.

We have audited the accompanying balance sheets of Cogenco International, Inc. (a development stage company) as of March 31, 2007 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception of the development stage (July 26, 1990) through March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial report as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogenco International, Inc. as of March 31, 2007 and 2008, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage (July 26, 1990) through March 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations without a capital infusion. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado June 12, 2008	/s/ CAUSEY DEMGEN & MOORE INC.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2007 and 2008

ASSETS
	2007	2008
Current assets:
Cash ($1,334 (2007) and $951 (2008) in interest
bearing accounts)	$41,744	$1,386
Certificate of deposit (Notes 6 and 8)	81,152	84,727
Marketable securities (Note 2)	572,000	-
Note receivable - related party - current portion (Note 3)	-	85,803
Prepaid expense	5,460	5,515

Total current assets	700,356	177,431
Computer equipment, at cost, net of accumulated
depreciation of $1,147 (2007) and $1,930 (2008)	2,353	1,570
Note receivable - related party - net of current
portion (Note 3)	-	164,197
Investment in securities of DMI	100,000	-
Total assets	$802,709	$343,198

LIABILITIES
Current liabilities:
Note payable - officer	$2,500	$-
Accounts payable	8,193	8,473
Accounts payable - related party	14,976	10,986
Accrued salary - officer (Note 5)	93,750	241,750
Total current liabilities	119,419	261,209

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares
authorized, 2,656,256 (2007) and 1,233,000 (2008)
shares issued and outstanding	26,563	12,330
Additional paid-in capital	6,466,325	6,150,558
Stock subscription receivable	(28,000)	-
Accumulated deficit (including $4,711,438 deficit
accumulated during the development stage at
March 31, 2008)	(5,781,598)	(6,080,899)
Total stockholders' equity	683,290	81,989
Total liabilities and stockholders' equity	$802,709	$343,198

See accompanying notes.
F-2

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended March 31, 2007 and 2008 and Cumulative Amounts
from Inception of the Development Stage (July 26, 1990) Through March 31, 2008

			Cumulative
			amounts from
	2007	2008	Inception
Costs and expenses:
Research and development	$197,527	$-	$3,250,000
Salary - officer	150,000	150,000	375,000
Legal fees - related party (Note 5)	6,000	3,000	211,770
Legal fees	18,127	58,842	135,028
Consulting and travel expenses -
related party	10,791	8,687	194,814
Dry hole costs	-	-	123,086
General and administration	32,832	48,466	373,354
Rent and storage expenses	65,560	65,963	162,306
Depreciation	784	783	5,502
Total costs and expenses	481,621	335,741	4,830,860
Other income
Rental income	36,325	32,695	69,020
Interest income	3,156	3,745	50,402
Total other income	39,481	36,440	119,422
Net loss (Note 4)	$(442,140)	$(299,301)	$(4,711,438)
Basic and diluted loss per common share	$(0.17)	$(0.12)	$(2.80)
Weighted average number of common
shares outstanding	2,581,667	2,562,928	1,683,709

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 2008

			Additional	Stock		Total
	Common stock		paid -in	Subscription	Accumulated	stockholders'
	Shares	Amount	capital	Receivable	deficit	equity

Balance at July 25, 1990	72,415	$724	$1,358,508	$-	$(1,369,461)	$(10,229)
Sale of common stock to employees of the
related law firm for cash ($.50 per share)
July 26, 1990	13,600	136	6,664	-	-	6,800
Sales of common stock to an unrelated entity
for cash ($.50 per share) July 26, 1990	12,000	120	5,880	-	-	6,000
Shares of common stock issued in settlement
of an account payable to the related law
firm in October 1990 ($.50 per share)	1,985	20	973	-	-	993
Shares of common stock issued in settlement
of an account payable to the related law
firm in February 1992 ($.50 per share)	28,756	288	13,975	-	-	14,263
Sale of common stock to two individuals for cash
and cash payments to the Company's president
in March 1993 ($.11 per share)	1,610,000	16,100	158,900	-	-	175,000
Capital contribution of two shareholders
consisting of cash payments to the
Company's president in April 1993	-	-	10,000	-	-	10,000
Sale of stock to an individual for cash ($10.00
per share)	50,000	500	499,500	-	-	500,000
Sale of common stock in a private placement	420,000	4,200	220,800	-	-	225,000

(Continued on following page.) F-4

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from Inception of the Development Stage (July 26, 1990) through March 31, 2008

			Additional	Stock		Total
	Common stock		paid -in	Subscription	Accumulated	stockholders'
	Shares	Amount	capital	Receivable	deficit	equity

Sale of common stock in a private placement	370,000	3,700	3,418,775	-	-	3,422,475
Net loss for the periods ended March 31, 1991
through March 31, 2006	-	-	-	-	(3,969,997)	(3,969,997)
Balance at March 31, 2006	2,578,756	25,788	5,693,975	-	(5,339,458)	380,305
Sale of common stock in a private placement	77,500	775	772,350	(28,000)	-	745,125
Net loss for the period ended March 31, 2007	-	-	-	-	(442,140)	(442,140)
Balance at March 31, 2007	2,656,256	26,563	6,466,325	(28,000)	(5,781,598)	683,290
Purchase of common stock	(1,423,256)	(14,233)	(315,767)	-	-	(330,000)
Adjustment - stock price guarantee	-	-	-	28,000	-	28,000
Net loss for the period ended March 31, 2008	-	-	-	-	(299,301)	(299,301)
Balance at March 31, 2008	1,233,000	$12,330	$6,150,558	$-	$(6,080,899)	$81,989

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
 STATEMENT OF CASH FLOWS
For the Years Ended March 31, 2007 and 2008 and Cumulative Amounts from
Inception of the Development Stage (July 26, 1990) Through March 31, 2008

			Cumulative
			amounts from
	2007	2008	Inception
Cash flows from operating activities:
Net loss	(442,140)	$(299,301)	$(4,711,438)
Adjustment to reconcile net loss to net
cash used in operating activities:
Research and development expenses	197,527	-	3,250,000
Depreciation expense	784	783	5,502
Consulting fees paid directly by
common stock purchasers	-	-	50,000
Change in receivables and prepaid expense	-	(55)	(5,515)
Change in accounts payable and
accrued expenses	113,242	144,290	266,206
Net cash used in operations	(130,587)	(154,283)	(1,145,245)
Cash flows from investing activities:
Contract payments	-	-	(3,250,000)
Purchase of securities	(100,000)	(480,000)	(580,000)
Sale of securities	-	600,000	600,000
Purchase of certificate of deposit	(3,032)	(3,575)	(84,727)
Purchase of computer equipment	-	-	(7,072)
Net cash used in investing activities	(103,032)	116,425	(3,321,799)
Cash flows from financing activities:
Proceeds from sale of common stock	173,125	-	4,468,400
Short-term borrowings	2,500	-	102,500
Repayments of short-term borrowings	-	(2,500)	(102,500)

Net cash provided by financing
activities	175,625	(2,500)	4,468,400
Net increase (decrease) in cash	(57,994)	(40,358)	1,356
Cash and cash equivalents at
beginning of year	99,738	41,744	30
Cash and cash equivalents at
end of year	41,744	$1,386	$1,386

Supplemental disclosure of non-cash financing activities:
Consulting fees paid directly by
common stock purchasers	-	$-	$50,000
Stock issued in settlement of an account
payable to a related party	-	$-	$15,256

Stock issued in exchange for marketable
securities	600,000	$-	$600,000

Sale of investment in DMI in exchange for
common stock and note receivable	-	$580,000	$580,000

See accompanying notes ..F-6

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2007 and 2008

1.    Significant accounting policies

Organization:

Cogenco International, Inc. (the “Company”) was incorporated in the State of Colorado on June 27, 1983. Prior to July 26, 1990, the Company was engaged in the development of cogeneration of electricity and the sale of the electricity to end-users on site or to public utilities. The Company is currently considered to be in the development stage as more fully defined in the Financial Accounting Standards Board Statement No. 7. The Company has engaged in limited activities in the oil and gas business, but has not generated significant revenues to date. The Company is currently seeking business opportunities.

Cogenco developed various relationships with DMI since entering into a letter agreement in August 2004. Cogenco modified that agreement in November 2004 and, pursuant to the modification, Cogenco paid DMI $100,000 and entered into an agreement for the development of a drug for the treatment of asthma in humans (the “Old CODA”). Under the terms of the Old CODA and its amendments, Cogenco paid DMI $3,250,000. Under the Old CODA, Cogenco had an opportunity to provide further funding to DMI, which Cogenco did not complete.

Because Cogenco was not able to complete its funding contemplated under the Old CODA, in February 2006, Cogenco and DMI negotiated a restated letter of intent (the “New LOI”) and entered into the New CODA for the development of a drug for the treatment of multiple sclerosis. Cogenco and DMI signed the New CODA on February 20, 2006 and terminated the Old CODA at the same time (although the payments that Cogenco made were credited to Cogenco’s funding contemplated under the New CODA). Cogenco made no further payments to DMI under the New CODA due to a lack of funds. The New LOI contemplated that Cogenco and DMI would negotiate and complete a business combination by October 30, 2006, but that also did not occur because of Cogenco’s lack of funding.

On June 22, 2007, Cogenco converted its $3,250,000 investment into 1,000,000 shares of DMI common stock. Between March and September 2007 we entered into stock purchase agreements with DMI under which we purchased a total of 673,256 shares of DMI stock at prices ranging from $0.70 to $1.00 per share for a total purchase price of $580,000. As a result our investments described above, we owned a total of 1,673,256 shares of DMI stock.

As of March 31, 2007 we owned 400,000 shares of Helix Biopharma Corporation (traded on the Toronto Stock Exchange as HBP.TO, and referred to herein as "Helix") and 100,000 shares of DMI. At that time we were a minority shareholder of both Helix and DMI and the shares of Helix and DMI represented more than 40% of our total assets. Accordingly, Cogenco was at risk of being subject to regulation under the Investment Company Act of 1940 (the “ICA”). Although Cogenco took advantage of the transient investment company exemption found in ICA Rule 3a-2, that exemption is only available for a single year. Beginning with our annual report on Form 10-KSB for the year ended March 31, 2007 and in each subsequent quarterly report on Form 10-QSB filed, we

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2007 and 2008

Organization (continued):

described the potential application of the ICA and our belief that if Cogenco was an investment company, it was a transient investment company meeting the exception from registration under ICA set forth in Rule 3a-2.

Through the quarter ended September 30, 2007 we liquidated our entire 400,000 Helix shares previously owned in normal market transactions and used those proceeds to purchase the 673,256 shares of DMI we acquired between March and September 2007. The 1,673,256 shares of DMI common stock (being the 1,000,000 shares acquired upon conversion of our $3,250,000 investment plus the 673,256 shares purchased between March and September 2007) represented our most significant asset on our balance sheet included in our reports filed with the Securities and Exchange Commission through the quarter ended December 31, 2007.

In February 2008 we received an inquiry from the Securities and Exchange Commission regarding the potential application of the ICA to Cogenco. In order to avoid ICA regulation, potential regulatory action, and the cost attendant to registration and operation under the ICA, Cogenco determined it to be preferable to sell its DMI shares to Genesis Biotechnology Fund Limited (“Genesis Biotech”) and Genesis Capital Management Limited (“Genesis Management”), which were already majority shareholders of Cogenco. Accordingly, on March 7, 2008 the Company entered into two separate stock purchase agreements to complete the transaction:

1.	Cogenco entered into a stock purchase agreement with Genesis Biotech to sell 1,423,256 shares of DMI common stock to Genesis Biotech in consideration for
Genesis Biotech surrendering 1,423,256 shares of the Company’s common stock. These shares have been surrendered to Cogenco’s transfer agent for cancellation.

2.	Cogenco entered into a stock purchase agreement with Genesis Management to sell 250,000 shares of DMI common stock to Genesis Management for $250,000, for which Cogenco received a promissory note. The promissory note issued by Genesis Management carries 6% interest and provides that Genesis Management will pay
Cogenco $25,000 per quarter. The first payment is due on June 30, 2008 and the final payment is due on December 31, 2010, with the total principal and interest payments totaling $275,000

Although Cogenco is no longer a shareholder of DMI, Cogenco may continue to pursue business opportunities with DMI.

Basis of presentation:

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations. As a development

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2007 and 2008

1.    Significant accounting policies (continued)

Basis of presentation (continued):

stage company, the Company continues to rely on infusions of equity capital to fund operations. As a result, substantial doubt exists about the Company’s ability to continue to find future operations using its existing resources. The Company continues to seek equity investments of which there can be no assurance.

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

Fair value of financial instruments:

The carrying amounts of cash, cash equivalents, the certificate of deposit, notes receivable, prepaid and accrued expenses and accounts payable are assumed to approximate fair value because of the short maturities of those instruments. Marketable securities are carried at fair value. Fair values are generally based upon quoted market prices or appraised value.

Investments in marketable securities:

The Company follows SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in accounting for its security investments. In accordance with SFAS No. 115, investments in marketable securities have been classified as available-for-sale because they are being held for an indefinite period of time. Under the available-for-sale classification, the marketable securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains and losses recorded as a component of stockholders’ equity. The current market value is derived from published quotations as of March 31 of each fiscal year. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

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

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2007 and 2008

1.    Significant accounting policies (continued)

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

Restricted investments:

At March 31, 2007 and 2008, restricted investments consist of $81,152 and $84,727, respectively, in a certificate of deposit set aside to secure a letter of credit of $70,000.

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

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2007 and 2008

1.    Significant accounting policies (continued)

Recent accounting pronouncements:

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” (“SFAS No. 123 (R)”) which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward (the requisite service period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of director/employee share options; share grants and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (R) must be applied to all shares and options granted or modified after its effective date and also to recognize the cost associated with the portion of any share or option awards made before its effective date for with the associated service has not been rendered as of its effective date.

The Company adopted SFAS No. 123(R) April 1, 2007 and it had no effect on the Company’s financial statements.

SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (‘SFAS No. 155”). This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for th at fiscal year. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial statements.

SFAS 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management has not evaluated the impact of this statement.

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2007 and 2008

Recent accounting pronouncements (continued):

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Fin No. 48 is effective for fiscal years beginning after December 15, 2005. The adoption of FIN No. 48 did not have a material impact on the Company’s financial statements.

In February 2007, SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

SFAS 158 “Employers” Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not maintain a defined benefit pension plan and offers no other post retirement benefits.

2.    Marketable Securities

Marketable securities at March 31, 2007, consisted of 400,000 shares of common stock in Helix Biopharma Corporation with a quoted market value of $552,000 at the date of acquisition. The market value of the stock at March 31, 2007 was $572,000. No loss was recognized on the statement of operations for the year ended March 31, 2007. Genesis contributed the common stock in exchange for Cogenco common stock. The agreement provided that Genesis will deposit additional shares of Helix stock if the net proceeds of Cogenco’s sale of Helix common stock average less than $1.50 per share ($600,000 in the aggregate).

Through the quarter ended September 30, 2007 Cogenco liquidated its entire 400,000 Helix shares previously owned in normal market transactions and used those proceeds to purchase the 673,256 shares of DMI acquired between March and September 2007.

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2007 and 2008

3.    Stockholders’ equity

Stock issuances:

On March 4, 1993, the Company entered into a letter of intent with two individuals, previously unrelated to the Company, pursuant to which the individuals agreed to provide funding to the Company of $175,000. 1,610,000 shares of common stock were issued for the $175,000 subscription price (approximately $.11 per share). These individuals have sold 483,334 shares to the Company’s president, 40,000 shares to a former director of the Company, transferred 543,333 shares to a non affiliated company and transferred 543,333 shares to the Company’s law firm for services performed for that individual.

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

On March 22, 2007, the Company issued 75,000 shares of common stock to a St. Vincent and the Grenadines accredited investor at $10 per share for 400,000 shares of Helix Biopharma Corporation common stock and $150,000 in cash. Through the quarter ended September 30, 2007 Cogenco liquidated its entire 400,000 Helix shares previously owned in normal market transactions recognizing $600,000 from the sales and used those proceeds to purchase the 673,256 shares of DMI acquired between March and September 2007. Cogenco no longer owns the DMI common stock which it sold to a related party as described in Note 1.

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2007 and 2008

3.    Stockholders’ equity (continued)

Cogenco entered into a stock purchase agreement with Genesis Biotech to sell 1,423,256 shares of DMI common stock to Genesis Biotech in consideration for Genesis Biotech surrendering 1,423,256 shares of the Company’s common stock. These shares have been surrendered to Cogenco’s transfer agent for cancellation.

4.    Income taxes

Effective April 1, 2007, the Company adopted the provision of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

No provision for income taxes is required for the years ended March 31, 2007 and 2008 or the period from inception of the development stage (July 26, 1990) through March 31, 2008 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $236,000, of which only $11,800 may be used in any one year. The 2007 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $71,000 in any one year. If not used to offset future taxable income, the carryforwards will expire a s follows:

2008	$124,000
2009	41,000
2010	26,000
2011	12,000
2012	9,000
2013	24,000
2019	8,000
2020	14,000
2021	12,000
2022	16,000
2023	17,000
2024	58,000
2025	184,000
2026	151,000
2027	103,000
$799,000

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2007 and 2008

4.    Income taxes (continued)

As of March 31, 2007 and 2008, total deferred tax assets and valuation allowance are as follows:

	2007	2008
Deferred tax assets resulting from:
Loss carryforward	$303,500	$298,100
Future deduction for research and
development and accrued officer salary	1,212,300	90,200
Valuation allowance	(1,515,800)	(388,300)

	$-	$-

A 100% valuation allowance has been established against the deferred tax asset as utilization of the loss carryforwards cannot be reasonably assured. Due to the sale of the DMI stock to a related party during March 2008, the future deduction for research and development costs will not be deductible resulting in a reduction of deferred tax assets and the corresponding valuation allowance of approximately $1,212,000.

5.    Related party transactions

For the period from inception of the development stage to March 31, 2008, the Company incurred legal costs $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is a relative of an officer and director of the Company.

For the years ended March 31, 2007 and 2008 and during the period from inception of the development stage, the Company incurred legal costs of $6,000, $3,000 and a total of $123,549, respectively, from two law firms in which a principal of each law firm is a relative of an officer and director of the Company and currently is a director of the Company.

In November 2004 Cogenco’s Board of Directors approved an employment agreement with its president, David W. Brenman. The material terms of the employment agreement are as follows:

  Annual salary shall be $150,000;
  Employment is for a 5 year term;
  The employee is subject to Confidentiality/non-competition/protection of trade secrets/non- solicitation provisions;
  The employment agreement provides for premature termination in certain circumstances; and
  The employee has certain rights in the event of a change of control of Cogenco including a two year extension of his employment term and a requirement that his full salary (through the term of the agreement) be paid to him within 30 days of such change of control. Change of control can also constitute a basis on which the employee can terminate the agreement prematurely.

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2007 and 2008

5.    Related party transactions (continued)

The Employment Agreement commenced September 30, 2005 when Cogenco paid a total of $3,250,000 to DMI pursuant to a co-development agreement. The employment agreement does not prohibit Mr. D. Brenman from receiving compensation from MJM Asset Management Company Establishment “MJM”. The employment agreement was approved by the remaining members of the Cogenco board of directors, including Mr. D. Brenman’s father and his brother-in-law. Effective April 1, 2008, accrual of the salary to David Brenman has been suspended.

During and subsequent to the fiscal years 2007 and 2008, Cogenco has raised $3,900,000 from offshore private placements using a Liechtenstein-based fund manager, MJM as a finder. MJM and Cogenco have entered into a Finder’s Agreement containing the following terms: Cogenco agrees to engage MJM on a non-exclusive basis; Cogenco shall pay MJM a finder’s fee of 7½% of the funds raised from MJM’s European clients; each party shall be entitled to indemnification under certain circumstances; and Cogenco shall reimburse MJM for related expenses. As a result, Cogenco has paid MJM a finder’s fee of $292,500. The fund manager paid one-third of the finder’s fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-fifth of the fund manager’s profits from making the investment in Cogenco. Through J anuary 1, 2007, MJM was owned and operated by Harold Janssen, who, through MJM and Genesis Investment Funds Limited, is a principal shareholder of Cogenco and has had prior personal relationships with Mr. Brenman

In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at a rate of $5,350 per month over its term of 38 months. With the consent of the unaffiliated landlord, Cogenco has agreed to sublease a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, Inc. or “MIS”) for $2,675 per month (Cogenco’s cost). MIS will also be responsible for its pro-rata share of other expenses incurred under the lease. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman’s father and his brother-in-law. A certificate of deposit of $84,727 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease.

In March 2008 Cogenco sold the shares of DMI common stock to Genesis Biotechnology Fund Limited and Genesis Capital Management Limited as described in Note 1, above. Genesis Biotechnology and Genesis Management are related parties in that they are related to each other and to Genesis Investment Funds Limited, an entity based in Saint Vincent that owns 97% of the outstanding shares of Cogenco common stock. The two directors of Cogenco are minority (less than 1%) holders of shares issued by Genesis Investment Funds Limited.

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2007 and 2008

5.    Related party transactions (continued)

On March 6, 2007 we entered into a Share Purchase Agreement (the “Genesis Agreement”) with Genesis Investment Funds, Ltd (“Genesis”), Trust House, 112 Bonadie Street, Kingstown, Saint Vincent which was subsequent amended, then a related party. Pursuant to that agreement, we sold Genesis Investments 75,000 shares of our common stock at $10 per share, and on March 22, 2007, we received $150,000 and 400,000 shares of Helix Biopharma Corporation (“Helix”). Subsequently we sold the Helix shares into the market for approximately $600,000.

6.    Contract payment

As described in more detail in Note 1, In August 2004 and subsequently, Cogenco entered into various agreements with DMI BioSciences, Inc. (“DMI”) to participate in the development of a drug for the treatment of asthma in humans and then for asthma. Cogenco was unable to meet its financial obligations under these agreements, and the $3,250,000 that Cogenco invested in these agreements was converted into 1,000,000 shares of DMI common stock. Subsequently Cogenco acquired additional shares of DMI common stock, and then, as described in Note 1 and Note 5, sold all of the DMI shares to related parties.

7.    Operating lease

Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at a rate of $5,350 per month over its term of 38 months from November 2005 through December 2008. A certificate of deposit of $84,727 has been pledged as collateral on a letter of credit in the amount of $70,000 securing the lease. The Company also rents two parking spaces on a month to month basis for $110 per month.

Future minimum lease obligations at March 31, 2008 are $48,150 for the year ending March 31, 2009.

8.    Subsequent events

On May 28, 2008, the certificate of deposit in the amount of $85,436 was redeemed. Cash proceeds of $37,560 from the redemption were used to prepay the office rent through December 2008 and release Cogenco from the $70,000 letter of credit securing the lease.