Form 10KSB/A
period 2008-03-31
COGENCO INTERNATIONAL INC
filed 2008-08-13
CIK 730729

FORM 10-KSB/A-1

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the transition period from _________________________	to ____________________

Commission file number: 2-87052-D COGENCO INTERNATIONAL, INC. (Name of small business issuer in its charter)

Colorado	84-0914754
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 1840, 6400 South Fiddler’s Green Circle
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

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

Yes  [    ] No  [  X ]

EXPLANATORY NOTE

This Form 10-KSB/A-1 amends the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, filed with the Securities and Exchange Commission on June 30, 2008 (the “Original Filing”). This Amendment revises the disclosures in Item 6 Management’s Discussion and Analysis or Plan of Operation to update a risk factor provided in the Original Filing and also revises Item 8A(T), Controls and Procedures. The remainder of the information contained in the Original Filing is not amended hereby and remains as set forth in the Original Filing.

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

     At March 31, 2008, Cogenco had current assets of $177,431 and a working capital deficit of $(83,778), as compared to current assets of $700,356 and working capital of $580,937 at March 31, 2007. The decrease in our current assets during the 2008 fiscal year is primarily due to our disposition of our shares of Helix and DMI common stock (discussed above). At March 31, 2007 we held 400,000 shares of Helix and 100,000 shares of DMI, whereas on March 31, 2008 we did not hold any marketable securities as a result of our sale of our entire interest in Helix and DMI during fiscal 2008. Currently our most significant asset is a $250,000 promissory note issued by Genesis Management, of which as of March 31, 2008, $85,803 was classified as a current asset and $164,197 was classified as a long term asset. Although Cogenco believes the amount due under this note will be collectable in accordance with its terms, as discussed in the Risk Factors section below, all or a portion of the note could become uncollectable.

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

     We will not be able to pursue any business opportunity without a substantial amount of additional funding provided from third parties. Consequently, we cannot offer any assurance that we will be able to obtain the funds necessary to invest in other business opportunities. Of the $250,000 promissory note held by the Cogenco (payable to Cogenco by our 97% shareholder), $25,000 comes due each quarter, we plan to use these payments to help pay for our routine legal and administrative expenses. The first payment is due on or before June 30, 2008 and, as of the date this Form 10-KSB/A-1 has been filed, the payment has been received.

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

     We have had little working capital for more than the past five years. Although we raised $240,000 during our fiscal 2005, $3,700,000 during our fiscal 2006, and $775,000 during our fiscal 2007, the funds were primarily used to make some (but not all) of our payments to DMI contemplated by our agreements with DMI. As a result of a lack of funds, we have been required to reduce our operations to our previous level of only nominal operations to minimize our corporate general and administrative expenses.

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

We identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal control over financial reporting (“ICFR”) pursuant to a defined framework. In making that assessment, management identified a material weakness in our disclosure controls as a result of several material weaknesses identified in our ICFR as described in Item 8A(T) below. There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective ICFR can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. Material weaknesses make it more likely that a material misstatement of annual or interim financial statements will not be prevented or detected. In addition, effective ICFR at any point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

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

     It is likely that if we raise capital for any operations in the future, such action will require the issuance of equity or debt securities which will result in substantial dilution to our existing shareholders. Although we will attempt to minimize the dilutive impact of any future capital-raising activities, we cannot offer any assurance that we will be able to do so because of the lack of any historical operations or profitability, as well as the lack of any trading market for our publicly-held securities. If we are successful in raising additional working capital, we will likely have to issue additional shares of our common stock and common stock purchase warrants at prices that may be a discount from the then-current market price of our common stock. As described above under “Going Concern Qualification,” we cannot offer any assurance that we will be able to raise such funds when necessary.

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

     In our effort to make the information in this report more meaningful, this report contains both historical and forward-looking statements. All statements other than statements of historical fact are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. It should be noted that because we are a “penny stock,” the protections provided by Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 do not apply to us. We have attempted to qualify our forward-looking statements with appropriate cautionary language to take advantage of the judicially-created doctrine of “bespeaks caution” and other protections.

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

Item 8A(T).      Controls and Procedures.

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

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and tha treceipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     As of March 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

     Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of March 31, 2008 and that material weaknesses in ICFR existed as more fully described below.

     As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2008:

(1)	Lack of an independent audit committee or audit committee financial expert, and no independent directos. We have never had an audit committee. We have not identified an audit committee financial expert on our board of directors, and at the present time we do not have any independent directors. These factors are counder to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)	Inadequate staffing and supervision within our bookkeeping operations. We have only a single employee involved in bookkeeping functions, and we utilize independent consultants on a part-time basis to supplement our accounting staff. The relatively small number of people who are responsible forbookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

(3)	Outsourcing of significant portions of the accounting operations of our Company. Because there are few employees in our administration, we outsource a portion of the accounting functions of our Company to an independent accounting firm. The employees of this accounting firm are managed by supervisors within the accounting firm, and are not answerable to the Company's management. This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the accounting firm.

(4)	Insufficient installation of information technology to assist in our accounting functions. Because of a lack of working capital and personnel, we have been unable to upgrade our information technology software and hardware to assist in providing effective controls.

Our management determined that these deficiencies constituted material weaknesses.

     Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on form 10-KSB for the fiscal year ended March 31, 2008, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

     We are committed to improving our financial organization. As part of this commitment, we will, when funds are available to the Company: (1) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to perform expert advice. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

PART IV

Item 13. Exhibits.

Number	Description

31*	Certification pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. §1350.
*	Filed herewith.

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      August 13,  2008

COGENCO INTERNATIONAL, INC.

By:	/s/ David W. Brenman
David W. Brenman, President, Principal Executive Officer,
Principal Accounting Officer, and Director