Form 10-Q
period 2008-06-30
COGENCO INTERNATIONAL INC
filed 2008-08-19
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

_____      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number: 2 - 87052 - D Cogenco International, Inc. (Exact name of Registrant as specified in its charter)

Colorado	84-0914754
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

Suite 1840, 6400 South Fiddler’s Green Circle, Greenwood Village, CO 80111
(Address of principal executive offices and Zip Code)

(303) 758-1357
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [  X  ]      No   [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ X ]     No  [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer   ☐      Accelerated filer   ☐      Non-accelerated filer   ☐      Smaller reporting company   ☑

The number of shares outstanding of the issuer's classes of common stock, as of August 11, 2008 is 1,233,000 shares, $.01 par value.

COGENCO INTERNATIONAL, INC. (A Development Stage Company)

INDEX

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Balance Sheet – March 31, 2008 and June 30, 2008 (unaudited)

Statement of Operations – For the Three Months Ended June 30, 2007
and 2008 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through June 30, 2008 (unaudited)

Statement of Stockholders' Equity - For the Three Months Ended
June 30, 2008 (unaudited)

Statement of Cash Flows - For the Three Months Ended June 30, 2007
and 2008 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through June 30, 2008 (unaudited)

Notes to Unaudited Financial Statements
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3:	Quantitative and Qualitative Disclosure About Market Risk

Item 4T:	Controls and Procedures

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon senior securities.

Item 4.	Submission of matters to a vote of security holders.

Item 5.	Other information.

Item 6.	Exhibits

Signatures

Certification pursuant to Securities Exchange Act of 1934 and
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

2

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2008 and June 30, 2008
(Audited) (Unaudited)

ASSETS

	March	June
Current assets:
Cash, in interest bearing accounts	$1,386	$61,558
Certificate of deposit (Note 3)	84,727	-
Note Receivable - related party - current portion (Note 3)	85,803	88,112
Prepaid expense	5,515	32,100

Total current assets	177,431	181,770

Computer equipment, at cost, net of accumulated
depreciation of $1,930 (March) and $2,125 (June)	1,570	1,375
Note receivable - related party - net of current portion (Note 3)	164,197	141,672

Total assets	$343,198	$324,817

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,473	$10,844
Accounts payable - related party	10,986	25,910
Accrued salary - officer	241,750	241,750

Total current liabilities	261,209	278,504

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares
authorized, 1,233,000 (March) and (June)
shares issued and outstanding	12,330	12,330
Additional paid-in capital	6,150,558	6,150,558
Stock subscription receivable	-	-
Accumulated deficit (including $4,747,114 deficit
accumulated during the development stage at
March 31, 2008)	(6,080,899)	(6,116,575)

Total stockholders' equity	81,989	46,313

Total liabilities and stockholders' equity	$343,198	$324,817

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2007 and June 30, 2008, and Cumulative Amounts
from Inception of the Development Stage (July 26, 1990) through June 30, 2008
(Unaudited)

			Cumulative
			amounts from
	2007	2008	Inception

Costs and expenses:
Research and development	$-	$-	$3,250,000
Salary - officer	37,500	-	375,000
Legal fees - related party (Note 3)	1,500	-	211,770
Legal fees	37,964	3,384	138,412
Consulting and travel expenses - elated party	1,449	14,924	209,738
Dry hole costs	-	-	123,086
General and administration	23,917	14,532	387,886
Rent and storage expenses	16,362	16,490	178,796
Depreciation	196	195	5,697

Total costs and expenses	118,888	49,525	4,880,385

Other income
Rental income	8,025	8,355	77,375
Interest income	994	5,494	55,896
Total other income	9,019	13,849	133,271

Net loss (Note 2)	$(109,869)	$(35,676)	$(4,747,114)

Basic and diluted loss per common share	$(0.04)	$(0.03)	$(2.83)

Weighted average number of common
shares outstanding	2,656,256	1,233,000	1,677,446

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2008
(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity

Balance at March 31, 2008	1,233,000	$12,330	$6,150,558	$(6,080,899)	$81,989

Net loss for the three months
ended June 30, 2008	-	-	-	(35,676)	(35,676)

Balance at June 30, 2008	1,233,000	$12,330	$6,150,558	$(6,116,575)	$46,313

See accompanying notes.

COGENCO INTERNATIONAL, INC.
 (A Development Stage Company)
STATEMENT OF CASH FLOWS

For the Three Months Ended June 30, 2007 and June 30, 2008, and Cumulative Amounts
 from Inception of the Development Stage (July 26, 1990) through June 30, 2008 (Unaudited)

	Three months Ended		Cumulative
	June 30,		amounts from
	2007	2008	Inception
Cash flows from operating activities:
Net loss	$(109,869)	$(35,676)	$(4,747,114)
Adjustment to reconcile net loss to net
cash used in operating activities:
Research and development expenses	-	-	3,250,000
Depreciation expense	196	195	5,697
Consulting fees paid directly by common stock purchasers	-	-	50,000
Change in receivable and prepaid expense	(2,675)	(26,585)	(32,100)
Change in accounts payable and accrued expenses
	49,562	17,295	283,501
Net cash used in operations	(62,786)	(44,771)	(1,190,016)

Cash flows from investing activities:
Payment on note receivable	-	20,216	20,216
Contract payments	-	-	(3,250,000)
Purchase of securities	(230,000)	-	(580,000)
Sale of securities	264,975	-	600,000
Purchase certificate of deposit	(876)	(709)	(85,436)
Redeem certificate of deposit	-	85,436	85,436
Purchase of computer equipment	-	-	(7,072)

Net cash provided by (used in) investing activities	34,099	104,943	(3,216,856)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	4,468,400
Short-term borrowings	-	-	102,500
Repayments of short-term borrowings	-	-	(102,500)
Net cash provided by financing activities	-	-	4,468,400
Net increase (decrease) in cash	(28,687)	60,172	61,528
Cash and cash equivalents at beginning of period	41,744	1,386	30
Cash and cash equivalents at end of period	$13,057	$61,558	$61,558

See accompanying notes.

     COGENCO INTERNATIONAL, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

1.	Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2008 and June 30, 2008, and the results of operations and cash flows for the periods ended June 30, 2007 and 2008. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations. As a development stage company, the Company continues to rely on infusions of equity capital to fund operations. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources. The Company continues to seek equity investments of which there can be no assurance.

2.	Income taxes

No provision for income taxes is required at March 31, 2008 and June 30, 2008 because, in management’s opinion and based on historical performance the effective tax rate for the years will be zero.

As of March 31, 2008 and June 30, 2008, total deferred tax assets and valuation allowance are as follows:

	March 31,	June 30,
	2008	2008
Deferred tax assets resulting from:
Loss carryforward	$298,100	$311,400
Future deduction for accrued salaries	90,200	90,200
Valuation allowance	(388,300)	(401,600)
	$-	$-

3.	Related party transactions

For the period from inception of the development stage to June 30, 2008, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is both a former director of the Company and the father of the Company’s president.

For the three months ended June 30, 2007, and 2008, and from inception of the development stage, the Company incurred legal costs of $1,500, $0, and $123,549, respectively, from two law firms in which a principal of each law firm is both a former director of the Company and the father of the Company’s president.

3. Related party transactions (continued)

In November 2004 we entered into an employment contract with David Brenman (the Company’s president) which became effective on or about September 30, 2005, when we paid DMI $3,250,000 for participation in the co-development agreement. The employment agreement was approved by our board of directors, including David Brenman’s father and brother-in-law. The material terms of David Brenman’s employment agreement are described in the annual report on Form 10-KSB for the year ended March 31, 2008. We paid Mr. Brenman his salary as due under the employment agreement through August 15, 2006, but we have been unable to make payments to him as required under his employment agreement beginning August 31, 2006, except for $2,000 paid in June 2007. Mr. Brenman has orally agreed to defer (without interest) collection of any other amounts due under his employment agreement until such time as Cogenco is adequately financed. Further, on March 31, 2008 Mr. Brenman orally agreed to suspend the accrual of his salary until Cogenco is adequately financed. Mr. Brenman was provided with the $2,000 payment in salary to prevent our payroll company from discontinuing their services due to lack of use.

During our 2006 and 2007 fiscal years Cogenco raised $3,900,000 from offshore private placements using a Liechtenstein-based fund manager, MJM as a finder. MJM and Cogenco entered into a Finder’s Agreement containing the following terms: Cogenco agrees to engage MJM on a non-exclusive basis; Cogenco shall pay MJM a finder’s fee of 7 ½% of the funds raised from MJM’s European clients; each party shall be entitled to indemnification under certain circumstances; and Cogenco shall reimburse MJM for related expenses. As a result, Cogenco has paid MJM a finder’s fee of $292,500. The fund manager paid one-third of the finder’s fee to David W. Brenman president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-fifth of the fund manager’s profits from making the investment in Cogenco. Through January 1, 2007, MJM was owned and operated by Herald Janssen, who, through MJM and Genesis Investment Funds Limited, is a principal shareholder of Cogenco and has had prior personal relationships with Mr. Brenman.

In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. A certificate of deposit was pledged as collateral on a line of credit securing the lease. On May 28, 2008 the certificate of deposit then in the amount of $85,436 was redeemed. Cash proceeds of $37,560 from the redemption were used to prepay the office rent through December 2008 and release Cogenco from the $70,000 letter of credit securing the lease. With the consent of the unaffiliated landlord, Cogenco has agreed to sublease a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, LLC. or “MIS”) for $2,675 per month (Cogenco’s cost). The income from this sublease was $8,025 and $8,355 for the three months ended June 30, 2007 and 2008. MIS will also be responsible for its pro-rata share of other expenses incurred under the lease. The sublease is on a month-to-month basis, and Cogenco expects that MIS’s use of the office space will continue during the remaining term of Cogenco’s lease, depending on MIS’s financial capabilities. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman’s father and his brother-in-law.

Since August 2004 Cogenco has entered into agreements creating various relationships with DMI BioSciences, Inc. (“DMI”). Pursuant to one of the agreements Cogenco paid DMI $3,250,000, however due to a lack of funding, Cogenco did not make any of the payments contemplated by a separate agreement. Because Cogenco was unable to provide DMI the funding contemplated by the agreements between the parties, on June 22, 2007 Cogenco’s $3,250,000 investment in DMI was converted into 1,000,000 shares of DMI stock. Cogenco also entered into a series of stock purchase agreements with DMI and purchased a total of 673,256 shares of DMI from March 31, 2007 through the quarter ended December 31, 2007. As a result of these transactions on December 31, 2007 Cogenco owned 1,673,256 shares of DMI stock.

On March 7, 2008 Cogenco sold all of its shares of DMI to Genesis Biotechnology Fund Limited (“Genesis Biotech”) and Genesis Capital Management Limited (“Genesis Management”). Cogenco sold 1,423,256 shares of DMI to Genesis Biotech in consideration for Genesis Biotech surrendering 1,423,256 shares of Cogenco common stock and sold 250,000 shares to Genesis Management in consideration for a promissory note in the face amount of $250,000. This note carries 6% interest and provides that Genesis Management will pay Cogenco $25,000 per quarter. The first payment was made by Genesis Management on June 26, 2008. The final payment is due on December 31, 2010. Total principal and interest payments under the note will total $275,000. Genesis Biotech and Genesis Management are affiliated with Genesis Investment Funds Limited (which was already the majority shareholder of Cogenco), and as a result of these transactions Genesis Investment Funds Limited directly or indirectly owns 97% of Cogenco’s outstanding shares of common stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending, and our product development and marketing strategies; statements regarding future capital expenditures and financing requirements; and similar forward looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we undertake no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.

Material Changes in Financial Condition

Since the time Cogenco ceased active business operations in 1988, we have been seeking potential business opportunities. Except for a series of equity financings in 2005, 2006, and 2007 and the activities related to DMI BioSciences, Inc. (“DMI”) (described in our annual report on Form 10-KSB, as amended, for the year ended March 31, 2008), Cogenco has not engaged in any business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years.

On June 30, 2008, we had working capital deficit of $(96,734); this represents a decrease of $12,956 from our working capital of $(83,778) on March 31, 2008. The increase to our working capital deficit is primarily the result of the $14,924 increase in our accounts payable – related party, which reflects expense reimbursements due to our president which we have generally been unable to pay to him.

On March 31, 2008 our assets included a certificate of deposit in the amount of $84,727 which was then pledged as collateral on a letter of credit in the amount of $70,000 securing the lease for our office space. On May 28, 2008 the certificate of deposit then in the amount of $85,436 was redeemed. Cash proceeds of $37,560 from the redemption were used to prepay our office rent through December 2008 and release Cogenco from the $70,000 letter of credit securing the lease. The prepayment of the rent contributed significantly to the increase in our prepaid expenses from March 31, 2008 to June 30, 2008.

The remaining funds realized from the redemption of the certificate of deposit along, with our receipt on June 26, 2008 of $25,000 due to us under a promissory note due to us from Genesis Capital Management Limited (“Genesis”) (an affiliate of our 97% shareholder), were the primary reasons our cash assets significantly increased from March 31, 2008 to June 30, 2008. The note obligates Genesis to pay us $25,000 per quarter with the final payment due on December 31, 2010, with total principal and interest payments totaling $275,000.

Our largest current liability is the accrued salary to our president, amounting to $241,750 at June 30, 2008. However, effective March 31, 2008 our president orally agreed to suspend any further accrual of the salary due to him until we are adequately financed. Accordingly, the line item for our liability for “accrued salary – officer” on our balance sheet did not change from March 31, 2008 to June 30, 2008. Our other significant current liability is a $25,910 accounts payable owed to our president and fees accrued to his father, a former Cogenco director. In both cases, our president and his father have orally agreed to defer collecting any salary amounts owed to them until Cogenco is, in the Board’s opinion, adequately financed. Although Cogenco has a working capital deficit, management believes that as a result of the deferrals and agreements of our president and his father, Cogenco will be able to continue to pay its obligations to third parties as they become due.

We have had significant cash flow difficulties and, as discussed above, we were unable to pay our obligations to DMI. Except for a salary payment of $2,000 that was made in June 2007, we have deferred payment of related party salaries and fees. During recent fiscal years, we paid our operating expenses with funds raised from the issuance of common stock and the sale of marketable securities we held. However, we no longer hold any marketable securities and have not raised funds through the issuance of common stock since March 2007. Currently, we expect to use funds due to us under the promissory note due to us from Genesis to help pay our general corporate expenses, not including the amounts due to our president and his father.

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

During the quarter ended June 30, 2008, we had an operating loss of $(35,676). This represents a $74,193 decrease from our operating loss of $(109,869) for the quarter ended June 30, 2007. The operating loss for the quarter ended June 30, 2008 was caused primarily by costs and expenses consisting of rent and storage of $16,490, general and administrative expenses of $14,532, and consulting and traveling expenses of $14,924, with minimal offsetting interest income of $5,494 and rental income of $8,355. Our loss for the quarter ended June 30, 2008 was significantly less than that realized during the comparable quarter in 2007 primarily as a result of our president agreeing to suspend the accrual of his salary on March 31, 2008 (whereas in the comparable quarter in 2007 we accrued $37,500 for his salary) and a decrease of $34,580 in legal costs ($37,964 during the quarter ended June 30, 2007 versus $3,384 for the quarter ended June 30, 2008).

For the quarter ended June 30, 2008, total stockholders’ equity decreased $35,676 to $46,313 as compared to $81,989 as of March 31, 2008. The decrease in stockholders’ equity is primarily the result of the continued operating losses experienced by the Company and the corresponding rise in our accumulated deficit.

Plan of Operations

Cogenco is not engaged in any business operations at the present time. Although at times we receive proposals for business opportunities from third parties and we seek out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years except for the business transactions with DMI that were discussed in our annual report on Form 10-KSB for the year ended March 31, 2008. Although our agreements with DMI have been terminated, we may continue to pursue business possibilities with or through DMI. None of these possibilities will be achieved unless we are able to obtain a significant amount of additional capital, either directly or as a condition of a business combination. We will continue reviewing other opportunities in the biotechnology industry and in other industries as we become aware of appropriate opportunities.

We will not be able to pursue any business opportunity without a substantial amount of additional funding provided from third parties. Consequently, we cannot offer any assurance that we will be able to obtain the funds necessary to invest in other business opportunities. Going forward, we plan to use the payments due us under the note issued by Genesis to help pay for our routine legal and administrative expenses. The next $25,000 payment under the note is due on or before September 30, 2008.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements and thus no disclosure is required. Cogenco has an obligation to pay rent to an unaffiliated party under an office lease through December 2008 at the rate of $5,350 per month. This obligation is not reflected on Cogenco’s balance sheet, although our rent expense is recognized on our Statement of Operations. As described above, in May 2008 we prepaid the rent through December 2008.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.      CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2007 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that because of the material weakness identified in our internal control over financial reporting described in our annual report for the year ended March 31, 2008 on Form 10-KSB/A-1 as amended, that, our disclosure controls and procedures were not effective as of June 30, 2008. Due to a lack of financial resources, we are not able to, and do not intend to, to immediately take any action to remediate the material weaknesses identified.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.      RISK FACTORS.

There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-KSB/A-1 for the year ended March 31, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.    OTHER INFORMATION.

During the quarter ended June 30, 2008 there were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors. Shareholders may recommend nominees to the board of directors by addressing correspondence to the President.

ITEM 6.    EXHIBITS

A.  Exhibits

31.	Certification pursuant to Rule 13a-14(a).

32.	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2008	/s/ David W. Brenman
David W. Brenman, President
Principal Executive Officer, Principal Accounting Officer,
Principal Financial Officer and Director