Form 10-Q
period 2008-09-30
COGENCO INTERNATIONAL INC
filed 2008-11-13
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

__       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to _____________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-acceleratedfiler ☐	Smaller reporting company ☑

The number of shares outstanding of the issuer's classes of common stock, as of November 4, 2008 is 1,233,000 shares, $.01 par value.

COGENCO INTERNATIONAL, INC. (A Development Stage Company)

INDEX

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements

Balance Sheet – March 31, 2008 and September 30, 2008 (unaudited)

Statement of Operations – For the Three Months Ended September 30, 2007 and 2008 (unaudited)

Statement of Operations – For the Six Months Ended September 30, 2007 and 2008 and Cumulative Amounts from
Inception of the Development Stage (July 26, 1990) through September 30, 2008 (unaudited)

Statement of Stockholders' Equity - For the Six Months Ended September 30, 2008 (unaudited)

Statement of Cash Flows - For the Three and Six Months Ended September 30, 2007
and 2008 and Cumulative Amounts from Inception of the Development
Stage (July 26, 1990) through September 30, 2008 (unaudited)

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

Signatures

Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

2

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2008 and September 30, 2008
(Audited)	(Unaudited)

ASSETS
		March	September
Current assets:
Cash, in interest bearing accounts		$1,386	$31,922
Certificate of deposit (Note 3)		84,727	-
Note receivable - related party - current portion (Note 3)		85,803	110,976
Interest receivable - related party (Note 3)		-	3,464
Prepaid expense		5,515	16,050

Total current assets		177,431	162,412

Computer equipment, at cost, net of accumulated
depreciation of $1,930 (March) and $2,321 (September)		1,570	1,178
Note receivable - related party - net of current portion (Note 3)		164,197	118,808

Total assets		$343,198	$282,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		$8,473	$1,817
Accounts payable - related party		10,986	11,426
Accrued salary - officer		241,750	241,750

Total current liabilities		261,209	254,993

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized, no shares issued and outstanding		-	-
Common stock, $.01 par value; 50,000,000 shares
authorized, 1,233,000 (March) and (September)
shares issued and outstanding		12,330	12,330
Additional paid-in capital		6,150,558	6,150,558
Accumulated deficit (including $4,766,022 deficit
accumulated during the development stage at
September 30, 2008)		(6,080,899)	(6,135,483)

Total stockholders' equity		81,989	27,405

Total liabilities and stockholders' equity		$343,198	$282,398

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2007 and 2008
(Unaudited)

	2007	2008
Costs and expenses:
Salary - officer	$37,500	$-
Legal fees - related party (Note 3)	1,500	-
Legal fees	11,471	6,657
Consulting and travel expenses -
related party	7,239	2,426
General and administration	11,446	3,968
Rent and storage expenses	16,560	17,150
Depreciation	195	197
Total costs and expenses	85,911	30,398
Other income
Rental income	8,290	8,025
Interest income	928	3,465
Total other income	9,218	11,490
Net loss (Note 2)	$(76,693)	$(18,908)
Basic and diluted loss per common share	$(0.03)	$(0.02)
Weighted average number of common
shares outstanding	2,656,256	1,233,000

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Six Months Ended September 30, 2007 and 2008 and Cumulative Amounts
from Inception of the Development Stage (July 26, 1990) Through September 30, 2008
(Unaudited)

			Cumulative
			amounts from
	2007	2008	Inception
Costs and expenses:
Research and development	$-	$-	$3,250,000
Salary - officer	75,000	-	375,000
Legal fees - related party (Note 3)	3,000	-	211,770
Legal fees	49,435	10,041	145,069
Consulting and travel expenses -
related party	8,687	17,350	212,164
Dry hole costs	-	-	123,086
General and administration	35,363	18,500	391,854
Rent and storage expenses	32,923	33,640	195,946
Depreciation	391	392	5,894
Total costs and expenses	204,799	79,923	4,910,783
Other income
Rental income	16,315	16,380	85,400
Interest income	1,922	8,959	59,361
Total other income	18,237	25,339	144,761
Net loss (Note 2)	$(186,562)	$(54,584)	$(4,766,022)
Basic and diluted loss per common share	$(0.07)	$(0.04)	$(2.85)
Weighted average number of common
shares outstanding	2,656,256	1,233,000	1,671,289

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended September 30, 2008
(Unaudited)

			Additional	Stock		Total
	Common stock		paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	capital	Receivable	deficit	equity

Balance at March 31, 2008	1,233,000	$12,330	$6,150,558	$-	$(6,080,899)	$81,989

Net loss for the six months
ended September 30, 2008	-	-	-	-	(54,584)	(54,584)
Balance at September 30, 2008	1,233,000	$12,330	$6,150,558	$-	$(6,135,483)	$27,405

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended September 30, 2007 and 2008 and Cumulative Amounts
from Inception of the Development Stage (July 26, 1990) Through September 30, 2008
(Unaudited)

	Six months Ended		Cumulative
	September 30,		amounts from
	2007	2008	Inception
Cash flows from operating activities:
Net loss	$(186,562)	$(54,584)	$(4,766,022)
Adjustment to reconcile net loss to net
cash used in operating activities:
Research and development expenses	-	-	3,250,000
Depreciation expense	391	392	5,894
Consulting fees paid directly by
common stock purchasers	-	-	50,000
Change in receivable and prepaid expense	-	(13,999)	(19,514)
Change in accounts payable and
accrued expenses	71,362	(6,216)	259,990
Net cash used in operations	(114,809)	(74,407)	(1,219,652)
Cash flows from investing activities:
Payment on note receivable	-	20,216	20,216
Contract payments	-	-	(3,250,000)
Purchase of securities	(480,000)	-	(580,000)
Sale of securities	600,000	-	600,000
Purchase certificate of deposit	(1,762)	(709)	(85,436)
Redeem certificate of deposit	-	85,436	85,436
Purchase of computer equipment	-	-	(7,072)
Net cash provided by (used in)
investing activities	118,238	104,943	(3,216,856)
Cash flows from financing activities:
Proceeds from sale of common stock	-	-	4,468,400
Short-term borrowings	-	-	102,500
Repayments of short-term borrowings	-	-	(102,500)
Net cash provided by financing
activities	-	-	4,468,400
Net increase in cash	3,429	30,536	31,892
Cash and cash equivalents at
beginning of year	41,744	1,386	30
Cash and cash equivalents at
end of period	$45,173	$31,922	$31,922

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

1.	Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2008 and September 30, 2008, and the results of operations and cash flows for the periods ended September 30, 2007 and 2008. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations. As a development stage company, the Company continues to rely on infusions of equity capital to fund operations. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources. The Company continues to seek equity investments of which there can be no assurance.

2.	Income taxes

No provision for income taxes is required at March 31, 2008 and September 30, 2008 because, in management’s opinion and based on historical performance the effective tax rate for the years will be zero.

As of March 31, 2008 and September 30, 2008, total deferred tax assets and valuation allowance are as follows:

	March 31,	September 30,
	2008	2008
Deferred tax assets resulting from:
Loss carryforward	$298,100	$319,700
Future deduction for accrued salaries	90,200	90,200
Valuation allowance	(388,300)	(409,900)
	$-	$-

3.	Related party transactions

For the period from inception of the development stage to September 30, 2008, the Company incurred legal costs of $88,221, from a law firm which was formerly a principal stockholder. A former principal of that law firm is both a former director of the Company and the father of the Company’s president.

For the six months ended September 30, 2007, and 2008, and from inception of the development stage, the Company incurred legal costs of $3,000, $0, and $123,549, respectively, from two law firms in which a principal of each law firm is both a former director of the Company and the father of the Company’s president.

COGENCO INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS September 30, 2008

3.	Related party transactions (continued)

In November 2004 we entered into an employment contract with David Brenman (the Company’s president) which became effective on or about September 30, 2005, when we paid DMI Biosciences Inc. (“DMI”) $3,250,000 for participation in a co-development agreement. The employment agreement was approved by our board of directors, including David Brenman’s father and brother-in-law. The material terms of David Brenman’s employment agreement are described in our annual report on Form 10-KSB for the year ended March 31, 2008. We paid Mr. Brenman his salary as due under the employment agreement through August 15, 2006, but we have been unable to make payments to him as required under his employment agreement beginning August 31, 2006, except for $2,000 paid June 2007. Mr. Brenman has orally agreed to defer (without interest) collection of any other amounts due under his employment agreement until such time as Cogenco is adequately financed. Further, on March 31, 2008 Mr. Brenman orally agreed to suspend the accrual of his salary until Cogenco is adequately financed. Mr. Brenman was provided with the June 2007 $2,000 payment in salary to prevent our payroll company from discontinuing their services due to lack of use.

During our 2006 and 2007 fiscal years, Cogenco raised $3,900,000 from offshore private placements using a Liechtenstein-based fund manager, MJM as a finder. MJM and Cogenco entered into a Finder’s Agreement containing the following terms: Cogenco agrees to engage MJM on a non- exclusive basis; Cogenco shall pay MJM a finder’s fee of 7 ½% of the funds raised from MJM’s European clients; each party shall be entitled to indemnification under certain circumstances; and Cogenco shall reimburse MJM for related expenses. As a result, Cogenco paid MJM a finder’s fee of $292,500. The fund manager paid one-third of the finder’s fee to David W. Brenman president of Cogenco, in accordance with an oral agreement between them. Pursuant to that oral agreement, Mr. Brenman will be entitled to receive one-fifth of the fund manager’s profits from making the investment in Cogenco. Through January 1, 2007, MJM was owned and operated by Harold Janssen, who, through MJM and Genesis Investment Funds Limited, is a principal shareholder of Cogenco and has had prior personal relationships with Mr. Brenman.

In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. A certificate of deposit was pledged as collateral on a line of credit securing the lease. On May 28, 2008 the certificate of deposit then in the amount of $85,436 was redeemed. Cash proceeds of $37,560 from the redemption were used to prepay the office rent through December 2008 and release Cogenco from the $70,000 letter of credit securing the lease. With the consent of the unaffiliated landlord, Cogenco has agreed to sublease a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, LLC. or “MIS”) for $2,675 per month (Cogenco’s cost). The income from this sublease was $16,315 and $16,380 for the six months ended September 30, 2007 and 2008. MIS is also responsible for its pro-rata share of other expenses incurred under the lease. The sublease is on a month-to-month basis, and Cogenco expects that MIS’s use of the office space will continue during the remaining term of Cogenco’s lease, depending on MIS’s financial capabilities. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman’s father and his brother-in-law.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

3.	Related party transactions (continued)

Since August 2004 Cogenco has entered into agreements creating various relationships with DMI. Pursuant to one of the agreements Cogenco paid DMI $3,250,000, however due to a lack of funding did not make any of the payments contemplated by a separate agreement. Because Cogenco was unable to provide DMI the funding contemplated by the agreements between the parties, on June 22, 2007 Cogenco’s $3,250,000 investment in DMI was converted into 1,000,000 shares of DMI stock. Cogenco also entered into a series of stock purchase agreements with DMI and purchased a total of 673,256 shares of DMI from March 31, 2007 through the quarter ended December 31, 2007. As a result of these transactions on December 31, 2007 Cogenco owned 1,673,256 shares of DMI stock.

On March 7, 2008 Cogenco sold all of its shares of DMI to Genesis Biotechnology Fund Limited (“Genesis Biotech”) and Genesis Capital Management Limited (“Genesis Management”). Cogenco sold 1,423,256 shares of DMI to Genesis Biotech in consideration for Genesis Biotech surrendering 1,423,256 shares of Cogenco common stock and sold 250,000 shares to Genesis Management in consideration for a promissory note in the face amount of $250,000. This note carries 6% interest and provides that Genesis Management will pay Cogenco $25,000 per quarter. The first payment was made by Genesis Management on June 26, 2008. The final payment is due on December 31, 2010. Total principal and interest payments will total $275,000. The payment of $25,000 due for the quarter ended September 30, 2008 was paid on November 11, 2008. Genesis Biotech and Genesis Management are affiliated with Genesis Investment Funds Limited (which was already the majority shareholder of Cogenco), and as a result of these transactions Genesis Investment Funds Limited directly or indirectly owns 97% of Cogenco’s outstanding shares of common stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Material Changes in Financial Condition

Except for a series of equity financings in 2005, 2006, and 2007 and the activities related to DMI (described in our annual report on Form 10-KSB, as amended, for the year ended March 31, 2008), Cogenco has not engaged in any business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years. Since the time Cogenco ceased active business operations in 1988, we seek potential business opportunities. However, we believe that as a result of the recent abnormal volatility of the global markets, a general tightening of lending standards and a general decrease in equity financing (and similar type) transactions it likely will be more difficult for us to directly or indirectly obtain funding to allow us to seek business opportunities until market conditions improve. As a result of our lack of liquidity, lack of assets and lack of business operations, we believe the current general weakness and volatility in the capital markets are likely to make it especially difficult for us to obtain debt or equity financing.

On September 30, 2008, we had working capital deficit of $(92,581) which represents a decrease of $8,803 from our working capital deficit of $(83,778) on March 31, 2008. The increase to our working capital deficit is primarily a result of our continuing operating losses and our use of cash assets to pay our general administrative obligations.

On March 31, 2008 our assets included a certificate of deposit in the amount of $84,727 which was then pledged as collateral on a letter of credit in the amount of $70,000 securing the lease for our office space. On May 28, 2008 the certificate of deposit then in the amount of $85,436 was redeemed. Cash proceeds of $37,560 from the redemption were used to prepay our office rent through December 2008 and release Cogenco from the $70,000 letter of credit securing the lease. The prepayment of the rent contributed significantly to the increase in our prepaid expenses from March 31, 2008 to September 30, 2008, but we expect such amount to decrease during our third quarter because of the lapse of time and our continued use of our office space.

The primary reasons that our cash assets increased from March 31, 2008 to September 31, 2008 were:

§ The remaining funds realized from the redemption of the certificate of deposit after the prepayment of our rent and the release of the letter of credit as described above; and

§ Our receipt of $25,000 on June 26, 2008 pursuant to a promissory note due to us from Genesis Capital Management Limited (“Genesis”) (an affiliate of our 97% shareholder).

As of September 30, 2008 our cash assets had decreased by $29,636 from June 30, 2008 as we used our cash assets to fund our general administrative and operating expenses. The note issued from Genesis obligates Genesis to pay us $25,000 per quarter with the final payment due on December 31, 2010, with total principal and interest payments totaling $275,000. Although it did not make the payment by September 30, 2008 as required under the note, Genesis made the second payment of $25,000 on November 11, 2008. As of September 30, 2008 $110,976 of the note is classified as current (versus $85,803 as of March 31, 2008) as we expect this amount to be paid to us by September 30, 2009.

Our largest current liability is the accrued salary to our president, amounting to $241,750 at September 30, 2008. Effective March 31, 2008 our president orally agreed to suspend any further accrual of the salary due to him until we are adequately financed. Accordingly, the line item for our liability for “accrued salary – officer” on our balance did not change from March 31, 2008 to September 30, 2008. Our other significant current liability is an $11,426 accounts payable owed to our president and fees accrued to his father, a former Cogenco director. In both cases, our president and his father have orally agreed to defer collecting any salary or fee amounts owed to them until Cogenco is, in the Board’s opinion, adequately financed. Although Cogenco has a working capital deficit, management believes that as a result of the deferrals and agreements of our president and his father, Cogenco will be able to continue to pay its obligations to third parties as they become due.

We have had significant cash flow difficulties and, as discussed above, we were unable to pay our obligations to DMI. Except for a salary payment of $2,000 that was made in June 2007, we have deferred payment of related party salaries and fees. During recent fiscal years, we paid our operating expenses with funds raised from the issuance of common stock and the sale of marketable securities we held. However, we no longer hold any marketable securities and have not raised funds through the issuance of common stock since March 2007. Currently, we expect to use funds due to us under the promissory note due to us from Genesis to help pay our general corporate expenses, not including the amounts due to our president. If Genesis is unable to pay its obligations under the note as they become due it will likely have a significant negative effect on our ability to pay our general expenses and obligations. Given the current state of the financial markets, we cannot offer any assurance that we will be able to raise any additional funds if it should become necessary.

Material Changes in Results of Operations

We are not operating in any business at this time, although at times we seek out business opportunities. Business opportunities require working capital to investigate and complete, and at the present time we do not have the necessary working capital and especially with the current market conditions we can offer no assurance that, if the need arises, we will be able to obtain financing on reasonable terms, if at all. We have not received any revenues from operations for more than the past ten years and, therefore, we anticipate that we will continue to incur losses.

During the six months ended September 30, 2008, we had a net loss of $(54,584). This represents a $131,978 decrease from our net loss of $(186,562) for the six months ended September 30, 2007. The net loss for the six months ended September 30, 2008 was caused primarily by costs and expenses consisting of rent and storage of $33,640, general and administrative expenses of $18,500, and consulting and traveling expenses of $17,350, with minimal offsetting interest income of $8,959 and rental income of $16,380. Our loss for the six months ended September 30, 2008 was significantly less than that realized during the comparable period in 2007 primarily as a result of our president agreeing to suspend the accrual of his salary on March 31, 2008 (whereas in the comparable period in 2007 we accrued $75,000 for his salary) and a decrease of $39,394 in legal costs ($49,435 during the six months ended September 30, 2007 versus $10,041 for the six months ended September 30, 2008).

Our net loss for the quarter ended September 30, 2008 was $18,908 as compared to a loss of $76,693 during the quarter ended September 30, 2007. This decrease in net loss is the result of our decreased costs and expenses in the quarter ended September 30, 2008 as compared to the comparable period in 2007. Our decreased costs in 2008 in large part were the result of our president’s agreement to suspend accrual of his salary (whereas in the quarter ended September 30, 2007 we accrued $37,500 for his salary), and decreases in our general administrative expenses ($11,446 in 2007 compared to $3,968 in 2008) and our legal fees ($11,471 in 2007 as compared to $3,968 in 2008).

For the six months ended September 30, 2008, total stockholders’ equity decreased $54,584 to $27,405 as compared to $81,989 as of March 31, 2008. The decrease in stockholders’ equity is primarily the result of the continued operating losses experienced by the Company and the corresponding rise in our accumulated deficit.

Plan of Operations

Cogenco is not engaged in any business operations at the present time. Although at times we receive proposals for business opportunities from third parties and we may seek out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years except for the business transactions with DMI that were discussed in our annual report on Form 10-KSB for the year ended March 31, 2008. Although our agreements with DMI have been terminated, we may continue to pursue business possibilities with or through DMI. None of these possibilities will be achieved unless we are able to obtain a significant amount of additional capital, either directly or as a condition of a business combination. We will continue reviewing other opportunities in the biotechnology industry and in other industries as we become aware of appropriate opportunities.

We likely will not be able to pursue any business opportunity without a substantial amount of additional funding provided from third parties. As noted above, as a result of current general market conditions, it is likely that additional debt or equity financing will be especially difficult for us to obtain until general market conditions improve. Accordingly, we cannot offer any assurance that we will be able to obtain the funds necessary to invest in other business opportunities. Going forward, we plan to use the payments due us under the note issued by Genesis to help pay for our routine legal and administrative expenses. As noted above, if Genesis is unable to make such payments as they become due it will have a significant negative effect on our ability to make such payments and remain a going concern. The next $25,000 payment under the note is due on or before December 31, 2008.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.    CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange

Act Rule 13a-15(b) as of September 30, 2008 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that because of the material weakness identified in our internal control over financial reporting described in our annual report for the year ended March 31, 2008 on Form 10-KSB/A-1, that, our disclosure controls and procedures were not effective as of September 30, 2008. Due to a lack of financial resources, we are not able to, and do not intend to, to immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.    RISK FACTORS.

There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-KSB/A-1 for the year ended March 31, 2008 except the risks related to the nation’s general economic conditions.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.    OTHER INFORMATION.

During the quarter ended September 30, 2008 there were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors. Shareholders may recommend nominees to the board of directors by addressing correspondence to the President.

ITEM 6. EXHIBITS

A. Exhibits

31.	Certification pursuant to Rule 13a-14(a).

32.	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2008	/s/ David W. Brenman
David W. Brenman, President
Principal Executive Officer, Principal Accounting Officer,
Principal Financial Officer and Director