Form 10-Q
period 2008-12-31
COGENCO INTERNATIONAL INC
filed 2009-02-17
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[   X   ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

(303) 758-1357
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes   [ X ]     No     [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes    [ X ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer         ☐          Accelerated filer         ☐    Non-accelerated filer         ☐          Smaller reporting company        ☑

The number of shares outstanding of the issuer's classes of common stock, as of February 12, 2009 was 1,233,000 shares, $.01 par value.

COGENCO INTERNATIONAL, INC. (A Development Stage Company)

INDEX

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Balance Sheet – March 31, 2008 and December 31, 2008 (unaudited)

Statement of Operations – For the Three Months Ended December 31, 2007 and 2008 (unaudited)

Statement of Operations – For the Nine Months Ended December 31, 2007
and 2008 and Cumulative Amounts from Inception of the Development
Stage (October 1, 2008) through December 31, 2008 (unaudited)

Statement of Stockholders' Equity - For the Nine Months Ended December 31, 2008 (unaudited)

Statement of Cash Flows - For the Nine Months Ended December 31, 2007
and 2008 and Cumulative Amounts from Inception of the Development
Stage (October 1, 2008) through December 31, 2008 (unaudited)

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

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2008 and December 31, 2008
 (Audited)                 (Unaudited)

ASSETS
	March	December
Current assets:
Cash, in interest bearing accounts	$1,386	$49,709
Certificate of deposit (Note 3)	84,727	-
Note receivable - related party - current portion (Note 3)	85,803	112,649
Interest receivable - related party (Note 3)	-	3,139
Prepaid expense	5,515	-

Total current assets	177,431	165,497

Computer equipment, at cost, net of accumulated
depreciation of $1,930 (March) and $2,517 (December)	1,570	983
Note receivable - related party - net of current portion (Note 3)	164,197	95,599

Total assets	$343,198	$262,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,473	$2,281
Accounts payable - related party	10,986	7,366
Accrued salary - officer	241,750	241,750

Total current liabilities	261,209	251,397

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares
authorized, 1,233,000 (March) and (December)
shares issued and outstanding	12,330	12,330
Additional paid-in capital	6,150,558	6,150,558
Accumulated deficit (including $16,723 deficit
accumulated during the development stage at
December 31, 2008) (Note 1)	(6,080,899)	(6,152,206)

Total stockholders' equity	81,989	10,682

Total liabilities and stockholders' equity	$343,198	$262,079

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended December 31, 2007 and 2008
(Unaudited)

	2007	2008
Costs and expenses:
Salary - officer	$37,500	$-
Legal fees	2,867	4,126
Consulting and travel expenses -
related party	-	940
General and administration	5,934	6,978
Rent and storage expenses	16,555	16,050
Depreciation	196	195
Total costs and expenses	63,052	28,289
Other income
Rental income	8,355	8,425
Interest income	905	3,141
Total other income	9,260	11,566
Net loss (Note 2)	$(53,792)	$(16,723)
Basic and diluted loss per common share	$(0.02)	$(0.01)
Weighted average number of common
shares outstanding	2,656,256	1,233,000

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Nine Months Ended December 31, 2007 and 2008 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) Through December 31, 2008
(Unaudited)

			Cumulative
			amounts from
	2007	2008	Inception
Costs and expenses:
Salary - officer	$112,500	$-	$-
Legal fees - related party (Note 3)	3,000	-	-
Legal fees	52,302	14,167	4,126
Consulting and travel expenses -
related party	8,687	18,290	940
General and administration	41,297	26,578	6,978
Rent and storage expenses	49,478	48,590	16,050
Depreciation	587	587	195
Total costs and expenses	267,851	108,212	28,289
Other income
Rental income	24,670	24,805	8,425
Interest income	2,827	12,100	3,141
Total other income	27,497	36,905	11,566
Net loss (Note 2)	$(240,354)	$(71,307)	$(16,723)
Basic and diluted loss per common share	$(0.09)	$(0.06)	$(0.01)
Weighted average number of common
shares outstanding	2,656,256	1,233,000	1,233,000

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended December 31, 2008
(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity

Balance at March 31, 2008	1,233,000	$12,330	$6,150,558	$(6,080,899)	$81,989

Net loss for the nine months
ended December 31, 2008	-	-	-	(71,307)	(71,307)
Balance at December 31, 2008	1,233,000	$12,330	$6,150,558	$(6,152,206)	$10,682

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Nine Months Ended December 31, 2007 and 2008 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) through December 31, 2008
(Unaudited)

	Nine months Ended		Cumulative
	December 31,		amounts from
	2007	2008	Inception
Cash flows from operating activities:
Net loss	$(240,354)	$(71,307)	$(16,723)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation expense	587	587	195
Change in interest receivable and prepaid
expense	(8,025)	2,376	16,375
Change in accounts payable and
accrued salary - officer	96,935	(9,812)	(3,596)
Net cash used in operations	(150,857)	(78,156)	(3,749)
Cash flows from investing activities:
Payment on note receivable	-	41,752	21,536
Purchase of securities	(480,000)	-	-
Sale of securities	600,000	-	-
Purchase certificate of deposit	(2,661)	(709)	-
Redeem certificate of deposit	-	85,436	-
Net cash provided by investing
activities	117,339	126,479	21,536
Net increase (decrease) in cash	(33,518)	48,323	17,787
Cash and cash equivalents at
beginning of year	41,744	1,386	31,922
Cash and cash equivalents at
end of period	$8,226	$49,709	$49,709

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2008

1.	Basis of presentation

Effective October 1, 2008, the Company has decided to begin a search for a new business opportunity as a merger with DMI BioSciences, Inc. (“DMI”) appears unlikely. The Company is therefore entering a new development stage as more fully defined in SFAS No. 7.

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2008 and December 31, 2008, and the results of operations and cash flows for the periods ended December 31, 2007 and 2008. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations. As a development stage company, the Company continues to rely on infusions of equity capital to fund operations. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources. The Company continues to seek equity investments of which there can be no assurance.

2.	Income taxes

No provision for income taxes is required at March 31, 2008 and December 31, 2008 because, in management’s opinion and based on historical performance the effective tax rate for the years will be zero.

As of March 31, 2008 and December 31, 2008, total deferred tax assets and valuation allowance are as follows:

			March 31,	December 31,
			2008	2008
		Deferred tax assets resulting from:
		Loss carryforward	$298,100	$324,700
		Future deduction for accrued salaries	90,200	90,200
		Valuation allowance	(388,300)	(414,900)
			$-	$-

3	.	Related party transactions

For the nine months ended December 31, 2007, and 2008, and from inception of the development stage, the Company incurred legal costs of $3,000, $0, and $0, respectively, from one law firm in which a principal of the law firm is both a former director of the Company and a father of the Company’s president.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2008

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

In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. A certificate of deposit was pledged as collateral on a line of credit securing the lease. On May 28, 2008 the certificate of deposit then in the amount of $85,436 was redeemed. Cash proceeds of $37,560 from the redemption were used to prepay the office rent through December 2008 and release Cogenco from the $70,000 letter of credit securing the lease. With the consent of the unaffiliated landlord, Cogenco has agreed to sublease a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, LLC. or “MIS”) for $2,675 per month (Cogenco’s cost). The income from this sublease was $24,670 and $24,805 for the nine months ended December 31, 2007 and 2008. MIS is responsible for its pro-rata share of other expenses incurred under the lease. The sublease is on a month-to-month basis, and Cogenco expects that MIS’s use of the office space will continue during the remaining term of Cogenco’s lease, depending on MIS’s financial capabilities. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman’s father and his brother-in-law.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2008

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

On March 7, 2008 Cogenco sold all of its shares of DMI to Genesis Biotechnology Fund Limited (“Genesis Biotech”) and Genesis Capital Management Limited (“Genesis Management”). Cogenco sold 1,423,256 shares of DMI to Genesis Biotech in consideration for Genesis Biotech surrendering 1,423,256 shares of Cogenco common stock and sold 250,000 shares to Genesis Management in consideration for a promissory note in the face amount of $250,000. This note carries 6% interest and provides that Genesis Management will pay Cogenco $25,000 per quarter. The first payment was made by Genesis Management on June 26, 2008. The final payment is due on December 31, 2010. Total principal and interest payments will total $275,000. The payment of $25,000 due for the quarter ended December 31, 2008 was paid on February 17, 2009 . Genesis Biotech and Genesis Management are affiliated with Genesis Investment Funds Limited (which was already the majority shareholder of Cogenco), and as a result of these transactions Genesis Investment Funds Limited directly or indirectly owns 97% of Cogenco’s outstanding shares of common stock.

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

Material Changes in Financial Condition

Except for a series of equity financings in 2005, 2006, and 2007 and the activities related to DMI (described in our annual report on Form 10-KSB, as amended, for the year ended March 31, 2008), Cogenco has not engaged in any business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years. We have not had an equity interest in DMI since March 2008 and no longer expect to pursue any further business opportunities with DMI.

Since the time Cogenco ceased active business operations in 1988, at times we have been seeking potential business opportunities. As a result of our lack of liquidity, lack of assets and lack of business operations, we believe the current general weakness and volatility in the capital markets are likely to make it especially difficult for us to obtain debt or equity financing. However, if we identify an appropriate business opportunity either domestically or abroad we will attempt to pursue that opportunity. There can be no assurance that if we identify an appropriate business opportunity that we will have, or be able to obtain, the financial resources to pursue that opportunity.

On December 31, 2008, we had working capital deficit of $(85,900) which represents an increase of $2,122 from our working capital deficit of $(83,778) on March 31, 2008. The increase to our working capital deficit is primarily a result of the receipt of the quarterly note payment from Genesis Capital Management Limited (“Genesis”) net of our continuing operating losses and our use of cash assets to pay our general administrative obligations.

On March 31, 2008 our assets included a certificate of deposit in the amount of $84,727 which was then pledged as collateral on a letter of credit in the amount of $70,000 securing the lease for our office space. On May 28, 2008 the certificate of deposit then in the amount of $85,436 was redeemed. Cash proceeds of $37,560 from the redemption were used to prepay our office rent through December 2008 and release Cogenco from the $70,000 letter of credit securing the lease. However, because we only prepaid the rent through December 31, 2008 as of December 31, 2008 we did not have any assets that are classified as prepaid expenses.

The primary reasons that our cash assets increased from March 31, 2008 to December 31, 2008 were:

     § The remaining funds realized from the redemption of the certificate of deposit after the prepayment of our rent and the release of the letter of credit as described above; and

       § Our receipt of $25,000 on both June 26, 2008 and November 5, 2008 pursuant to a promissory note due to us from Genesis (an affiliate of our 97% shareholder).

The note issued from Genesis obligates Genesis to pay us $25,000 per quarter with the final payment due on December 31, 2010, with total principal and interest payments totaling $275,000. Although it did not make the payment by September 30, 2008 as required under the note, Genesis made the second payment of $25,000 on November 5, 2008. Genesis made the third $25,000 payment due under the note on February 17, 2009. As of December 31, 2008 $112,649 of the note is classified as current (versus $85,803 as of March 31, 2008) as we expect this amount to be paid to us by December 31, 2009. Absent our acquisition of additional assets or funding, as installment payments are made under the note our total assets will likely decrease as we expect to use the funds to pay our on-going general obligations.

Our largest current liability is the accrued salary to our president, amounting to $241,750 at December 31, 2008. Effective March 31, 2008 our president orally agreed to suspend any further accrual of the salary due to him until we are adequately financed. Accordingly, the line item for our liability for “accrued salary – officer” on our balance did not change from March 31, 2008 to December 31, 2008. Our other significant current liability is a $7,366 accounts payable owed to our president and fees accrued to his father, a former Cogenco director. In both cases, our president and his father have orally agreed to defer collecting any salary or fee amounts owed to them until Cogenco is, in the Board’s opinion, adequately financed. Although Cogenco has a working capital deficit, management believes that as a result of the deferrals and agreements of our president and his father, Cogenco will be able to continue to pay its obligations to third parties as they become due.

We have had significant cash flow difficulties. Except for a salary payment of $2,000 that was made in June 2007, we have deferred payment of related party salaries and fees. During recent fiscal years, we paid our operating expenses with funds raised from the issuance of common stock and the sale of marketable securities we held. We no longer hold any marketable securities and have not raised funds through the issuance of common stock since March 2007. Currently, we expect to use funds due to us under the promissory note due to us from Genesis to help pay our general corporate expenses, not including the amounts due to our president. If Genesis is unable to pay its obligations under the note as they become due it will likely have a significant negative effect on our ability to pay our general expenses and obligations. Given the current state of the financial markets, we cannot offer any assurance that we will be able to raise any additional funds if it should become necessary.

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

During the nine months ended December 31, 2008, we had a net loss of $(71,307). This represents a $169,047 decrease from our net loss of $(240,354) for the nine months ended December 31, 2007. The net loss for the nine months ended December 31, 2008 was caused primarily by costs and expenses consisting of rent and storage of $48,590, general and administrative expenses of $26,578, and consulting and traveling expenses of $18,290, with minimal offsetting interest income of $12,100 and rental income of $24,805. Our loss for the nine months ended December 31, 2008 was significantly less than that realized during the comparable period in 2007 primarily as a result of our president agreeing to suspend the accrual of his salary on March 31, 2008 (whereas in the comparable period in 2007 we accrued $112,500 for his salary) and a decrease of $38,135 in legal costs ($52,302 during the nine months ended December 31, 2007 versus $14,167 for the nine months ended December 31, 2008).

Our net loss for the quarter ended December 31, 2008 was $(16,723) as compared to a loss of $(53,792) during the comparable period in 2007. This decrease in our net loss is the result of our overall decreased costs and expenses in the quarter ended December 31, 2008 as compared to the comparable period in 2007. As with the nine month period, our decreased costs during the quarter ended December 31, 2008 in large part resulted from our president’s agreement to suspend accrual of his salary (whereas in the quarter ended December 31, 2007 we accrued $37,500 for his salary).

For the nine months ended December 31, 2008, total stockholders’ equity decreased $71,307 to $10,682 as compared to $81,989 as of March 31, 2008. The decrease in stockholders’ equity is primarily the result of the continued operating losses experienced by the Company and the corresponding rise in our accumulated deficit.

Plan of Operations

Cogenco is not engaged in any business operations at the present time. Although at times we receive proposals for business opportunities from third parties and we may seek out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years except for the business transactions with DMI that were discussed in our annual report on Form 10-KSB for the year ended March 31, 2008. Our agreements with DMI have been terminated and we do not expect to pursue any further business opportunities with or through DMI. To identify and pursue business opportunities will likely require that we obtain a significant amount of additional capital, either directly or as a condition of a business combination. We will continue to consider and review business opportunities in a range of industries as we become aware of any opportunities that we believe are appropriate.

We likely will not be able to pursue any business opportunity without a substantial amount of additional funding provided from third parties. As noted above, as a result of current general market conditions, it is likely that additional debt or equity financing will be more difficult for us to obtain until general market conditions improve. Accordingly, we cannot offer any assurance that we will be able to obtain the funds necessary to invest in other business opportunities. Going forward, we plan to use the payments due us under the note issued by Genesis to help pay for our routine legal and administrative expenses. As noted above, if Genesis is unable to make such payments as they become due it will have a significant negative effect on our ability to make such payments and remain a going concern. The next $25,000 payment under the note is due on or before March 31, 2009.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.      CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2008 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that because of the material weakness identified in our internal control over financial reporting described in our annual report for the year ended March 31, 2008 on Form 10-KSB/A-1, that, our disclosure controls and procedures were not effective as of December 31, 2008. Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.      OTHER INFORMATION.

During the quarter ended December 31, 2008 there were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors. Shareholders may recommend nominees to the board of directors by addressing correspondence to the President.

ITEM 6.      EXHIBITS

A	Exhibits

31.	Certification pursuant to Rule 13a-14(a).

32.	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 17, 2009	/s/ David W. Brenman
David W. Brenman, President
Principal Executive Officer, Principal Accounting Officer,
Principal Financial Officer and Director