Form 10-K
period 2009-03-31
COGENCO INTERNATIONAL INC
filed 2009-07-10
CIK 730729

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the transition period from_________________	to___________________

Commission file number: 2-87052-D

     COGENCO INTERNATIONAL, INC.
(Name of registrant as specified in its charter)

Colorado	84-0914754
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 1840, 6400 South Fiddler’s Green Circle
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 221-3680

Securities registered under Section 12(b) of the Exchange Act: None
 Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act      Yeso No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes     o No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☑ Noo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yeso Noo

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes☑ Noo

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company:

Large accelerated filer o Accelerated filer o Non-accelerated filer o Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes☑ Noo

As of June 15, 2009, there were 1,233,000 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities, outstanding.

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 30, 2008, was $0.

COGENCO INTERNATIONAL, INC.

FORM 10-K PART I

Statements that we make in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions in the federal securities laws and judicial interpretations thereof. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important facts beyond the control of Cogenco that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item l.      Business.

Business Development.

     Cogenco International, Inc., was organized under the laws of the State of Colorado on June 27, 1983, for the purpose of engaging in the cogeneration business, which is the simultaneous production of power, either mechanical or electrical, and useful thermal energy, such as steam, so that the waste heat which is a by-product of one process becomes the energy source for the other. Cogenco commenced active business operations after it completed its initial public offering of securities in February 1985, pursuant to which Cogenco realized total net proceeds of approximately $1,000,000. Cogenco eventually depleted its financial resources and was not able to secure additional capital to continue active business operations. Cogenco ceased active business operations in early 1988. Cogenco has been seeking potential business opportunities since that time, has maintained itself as a validly existing Colorado corporation, and has continued to make filings under Section 15(d) of the Securities Exchange Act of 1934. Except for a series of private equity financings in 2005, 2006, and 2007 totaling approximately $4.7 million, the activities described below with DMI BioSciences, Inc. (“DMI”), and as described below in “Business of the Issuer -- Recent Developments,” Cogenco has not engaged in active business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years.

     During our 2004 fiscal year, we entered into a letter of intent and then an agreement with DMI by which we agreed to participate in the development of a drug for the treatment of asthma in humans. We amended those agreements at various times, and on June 22, 2007, Cogenco converted its $3,250,000 investment into 1,000,000 shares of DMI common stock in accordance with the pre-existing agreements. Cogenco entered into certain stock purchase agreements with DMI under which Cogenco purchased an additional 673,256 shares at an aggregate purchase price of $580,000. We had a right to purchase additional shares and receive a warrant to purchase another 1,000,000 shares, however we did not complete that purchase. In March 2008, we sold our entire interest in DMI. We are no longer pursuing any business opportunities or transactions with DMI.

     We do not have any subsidiary corporations. The address of our principal executive offices and our telephone and facsimile numbers at that address are:

Cogenco International, Inc. Suite 1840, 6400 South Fiddler’s Green Circle Greenwood Village, CO 80111 Telephone No.: (303) 221-3680 Facsimile No.: (303) 759-3553

Business of Issuer.

General Information.

     Since Cogenco ceased active business operations in 1988, we have been seeking potential business opportunities. Although at times we have had discussions with potential candidates, these discussions have not resulted in any agreements or business combinations except for our former relationship with DMI and those described in "Recent Developments" below. We believe that there are other companies in our position which are seeking business opportunities. In an effort to meet the competition, we have maintained Cogenco’s status as a corporation in good standing under Colorado law and we have further filed all reports with the Securities and Exchange Commission. We will need a significant amount of additional financing in order to identify and complete a business acquisition.

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

     Mr. David Brenman is currently Cogenco’s only employee pursuant to an employment agreement that became effective on September 30, 2005, as described in Item 11 below. Mr. Brenman is the only person who is actively involved in day-to-day operations of Cogenco, although Mr. Brenman is also actively involved in other businesses as well. Mr. Brenman agreed to suspend the accrual of his salary effective as of March 31, 2008. As of March 31, 2008 the total accrued amount owed to Mr. Brenman was $241,750. The Company’s board of directors may later agree to continue accruing Mr. Brenman’s salary at a future time if deemed appropriate.

     We anticipate that additional employees and/or consultants will be retained as may be necessary to operate Cogenco in the future, whether in connection with a business combination or otherwise. We believe that our current arrangement is adequate to meet our needs during our current process of pursuing business opportunities.

Recent Developments

     As reported in a current report on a Form 8-K filed on April 2, 2009 prior to the end of our 2009 fiscal year, Cogenco amended its articles of incorporation to increase its authorized capitalization to 500 million shares of common stock and 100 million shares of preferred stock, and to provide our shareholders the ability to approve actions by less than unanimous consent as permitted by the Colorado Business Corporation Act. At an annual meeting of shareholders held on March 30, 2009 our shareholders also reelected the directors of Cogenco and approved a name change, but that name change has not yet been effected.

     In April 2009, as amended twice in June 2009, a German individual agreed to invest $2.7 million in Cogenco to purchase 540,000 shares of Cogenco common stock at $5.00 per share. The individual invested €250,000 (approximately US$346,000) on June 24, 2009 and is obligated to invest the balance by July 31, 2009. In the agreement both parties made standard representations and warranties about themselves and their ability to conduct the transaction contemplated by the agreement. Even though the agreement provides for venue and jurisdiction for any breach in the United States, judgments obtained (if any) would still have to be enforced in the investor’s domicile in Europe. As a result, Cogenco cannot offer any assurance that it will receive funds beyond the €250,000 invested to date, notwithstanding the individual’s commitment. In anticipation of payment of the full amount, Cogenco has delivered a certificate representing 540,000 shares of common stock to a law firm in Germany to hold against payment for the shares. The investor has advised Cogenco that he has deposited €2,000,000 (approximately $2,773,000) in a segregated European bank account pending final documentation. €250,000 was advanced from that account as described above.

     Cogenco instructed the investor to pay the first €250,000 to Genesis Capital Management, Ltd. (“GCM Ltd”) as a loan to GCM Ltd from Cogenco. Cogenco plans to use the balance of the proceeds received from the investor (the “second tranche investment”) for the following purposes: (i) $70,000 of the offering proceeds will be retained by Cogenco for its general working capital purposes; (ii) to pay $135,000 to Genesis Capital Management AG (“GCM AG”) as a fee for introducing the investor to Cogenco pursuant to an agreement between Cogenco and the GCM AG; and (iii) to lend the balance of the proceeds from the offering (expected to be approximately $2,150,000) to GCM Ltd. GCM Ltd has represented to Cogenco that it will use the funds to conduct the operations of its subsidiaries described below. In addition, GCM Ltd will use a portion of the second tranche investment to repay the approximately $185,900 of indebtedness owed by GCM Ltd to Cogenco pursuant to the terms of a Promissory Note dated March 7, 2008 (and generally described in a Company Current Report on Form 8-K dated March 7, 2008). On June 19, 2009, GCM Ltd paid Cogenco the $25,000 due March 31, 2009.

     As described below, GCM Ltd is Cogenco’s largest shareholder, directly or indirectly holding approximately 85% of Cogenco’s outstanding common stock. Consequently these transactions (both the finder’s fee payable to the Introducer and the loan to be made to GCM Ltd should be considered as “related party transactions” and not negotiated at arms’ length. Nevertheless, the transactions were approved by directors of Cogenco who are not otherwise interested in the transactions and who are not otherwise controlled by or control GCM Ltd.

     In April 2009, Cogenco entered into a memorandum of understanding (the “MOU”) with Genesis Energy Investments, PLC (“GEI Plc”), an affiliate of GCM Ltd. The MOU generally describes the proposed terms and conditions upon which Cogenco would acquire GEI Plc’s entire interest in Genesis Solar España, S.L. (“GSE”) and Genesis Solar Singapore Pte. Ltd. (“GSS”). GSE is a Spanish entity that is in the process of planning, financing and building a plant in Spain to manufacture hi-tech solar panels using thin film technology. GSE has acquired real estate and is substantially advanced in the permitting process for the manufacturing plan to be located near Cádiz, Spain. GSS is a corporation formed under the laws of Singapore that is also in the process of planning, financing and building a plant to manufacture high-tech solar panels using thin film technology in Singapore. GEI Plc owns more than 98% of GSE and 75% of GSS. Except for certain provisions that pertain to the parties’ confidentiality and public disclosure obligations and the termination of the MOU, the MOU did not impose binding obligations on either party, and the time limits contemplated for the transactions has expired. Nevertheless, Cogenco and GEI Plc are continuing discussions regarding Cogenco’s contemplated acquisition of GSE, GSS, and a third subsidiary, Genesis Solar Hungary Kft (“GSH” and collectively the “Solar Panel Subsidiaries”), and on June 30, 2009 agreed to extend the term of the MOU through July 31, 2009. GSH is a wholly-owned subsidiary of GEI Plc, also in the process of planning, financing and building a plant to manufacture high-tech solar panels using thin film technology near Budapest, Hungary.

     Because there are no binding agreements in place, Cogenco cannot offer any assurance that it will be able to acquire the Solar Panel Subsidiaries (or any of them), but the parties are continuing discussions regarding the form that the acquisitions will take, the terms of the acquisition, and financing for the acquisition. The Solar Panel Subsidiaries will initially require more than US$50,000,000 in financing to complete their respective business plans (in addition to anticipated government grants and other funding believed to be available). Any acquisition of the Solar Panel Subsidiaries is dependent on a number of conditions, completion of Cogenco’s due diligence investigation, adequate financing, and completion of the definitive agreements. Based on the nature of the discussions to date, Cogenco anticipates that Cogenco will acquire GEI Plc’s entire interest in each of the Solar Panel Subsidiaries. Where GEI Plc does not own 100% of one of the Solar Panel Subsidiaries, Cogenco will attempt to negotiate the acquisition of the non-controlling interests in GSE and GSS, although there is no assurance that Cogenco will be able to do so.

     As noted, Cogenco is unable to complete the acquisition of the Solar Panel Subsidiaries, and in fact is unable to commence definitive negotiations for the transaction until it receives substantial additional financing. The contemplated investment by the German investor will be used for continuing work at GSE (by loan from Cogenco to GCM Ltd) and to provide Cogenco working capital that is expected to be sufficient to allow Cogenco to engage in the necessary international negotiations and due diligence, as well as raising the necessary capital for the business plan of each of the Solar Panel Subsidiaries. This interrelationship between the financing and the transaction has resulted in delays to both the acquisition and the financing. In addition, the acquisition documents will have to adequately address issues that may arise under the laws of at least the United States, Hungary, Spain and Singapore. If the parties reach a definitive agreement Cogenco will disclose the terms of the agreement at that time. There can be no assurance that Cogenco will be able to meet the conditions precedent to its contemplated acquisition of GSE and GSS or that if Cogenco does meet the conditions precedent, that Cogenco will be able to complete the acquisition of GSE and GSS. In addition, there are many other issues involved in the transaction, including coordinating international legal requirements, international operations, and the significant expense of international communications and travel. Furthermore, because GSE, GSS and GSH are start-up businesses operating in Spain, Singapore and Hungary, even if Cogenco were to complete the acquisition, the operations of the three Solar Panel Subsidiaries will be complicated by language, legal, cultural, and time differences, and there can be no assurance that the subsequent operations will be successful or profitable.

Risks That Cogenco Will Not Be Able to Meet Its Financial Obligations.

     As demonstrated by Cogenco’s inability to make certain payments to DMI contemplated under its agreements with DMI and Cogenco’s dependence on the financing as described above, there is a significant risk that Cogenco will not be able to meet future financial obligations. To the extent Cogenco pursues other opportunities, substantial additional financing will likely be required, and Cogenco cannot offer any assurance that it will be able to obtain that financing when necessary, in the amounts needed, or (if any financing is available) on terms reasonably acceptable to Cogenco.

Cogenco’s Investments and Relationship with DMI

     From 2004 through September 2007 Cogenco engaged in, and explored, various transactions and strategic relationships with DMI. However, due to a lack of funding Cogenco was unable to complete any of the strategic transactions the parties contemplated. In June 2007, Cogenco converted its $3,250,000 investment into 1,000,000 shares of DMI common stock, and (between March and September 2007) purchased an additional 673,256 shares of DMI common stock at prices ranging from $0.70 to $1.00 per share for a total purchase price of $580,000.

     In February 2008 we received an inquiry from the Securities and Exchange Commission regarding the potential application of the Investment Company Act of 1940 (the “ICA”) to Cogenco as at that time our interest in DMI represented more than 40% of our total assets. In order to avoid potential ICA regulation, potential regulatory action, and the cost attendant to registration and operation under the ICA, Cogenco determined it to be preferable to sell its DMI shares to Genesis Biotechnology Fund (“GBF”) and GCM Ltd, which were already majority shareholders of Cogenco. Accordingly, on March 7, 2008 the Company entered into two separate stock purchase agreements to complete the transaction:

1	.	Cogenco entered into a stock purchase agreement with GBF to sell 1,423,256 shares of DMI common stock to Genesis Biotech in consideration for GBF surrendering
1,423,256 shares of the Company’s common stock.

2	.	Cogenco entered into a stock purchase agreement with GCM Ltd to sell 250,000 shares of DMI common stock to GCM Ltd for $250,000, for which Cogenco received a promissory note. The promissory note issued by GCM Ltd carries 6% interest and provides that GCM Ltd will pay Cogenco $25,000 per quarter. The first payment was due on or before June 30, 2008 (paid on June 26, 2008) and the final payment is due on December 31, 2010, with the total principal and interest payments totaling
$275,000. The promissory note also provides for a late fee equal to 5% of payments not timely made and default interest of 21% per annum. GCM Ltd has made several of its quarterly payments after the due date, and on June 19, 2009, paid the $25,000 due on March 31, 2009. Cogenco has not declared default on these payments and has not assessed the 5% late charge or the 21% default interest on the amounts due. As noted, this is a related party transaction as is the decision not to impose the late charge or the default interest rate.

Item 1A.      Risk Factors

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

     We currently are not engaged in any business operations, although we are continuing discussions for the acquisition of the Solar Panel Subsidiaries from GEI Plc as described above, and we are continuing to seek the financing that the acquisition will require. We cannot offer any assurances that we will be able to complete the acquisition of the Solar Panel Subsidiaries or (if those acquisitions are not completed) ever find another business opportunity that management determines to be worth pursuing. We can also offer no assurance that if we do complete the acquisition of the Solar Panel Subsidiaries or any other business, that we will be able to do so on commercially-reasonable terms in a manner that could be advantageous to our shareholders.

We have had little working capital available for any operations.

     We have had little working capital for more than the past five years. Although we raised $240,000 during our fiscal 2005, $3,700,000 during our fiscal 2006, and $775,000 during our fiscal 2007, the funds were primarily used to make some (but not all) of our payments to DMI contemplated by our agreements with DMI. Further, although subsequent to the end of our 2009 fiscal year we entered into an agreement with an investor to purchase $2,700,000 of our common stock, as of June 24, 2009 only €250,000 (approximately $346,000) has been invested to date, and all of those funds were advanced for the benefit of GSE; Cogenco retained no portion of this investment for working capital or other domestic purposes. As a result of a lack of funds, we have been required to reduce our operations to our previous level of only nominal operations to minimize our corporate general and administrative expenses.

     Our available working capital is not sufficient for us to engage in any business operations, or to complete a merger, acquisition, or other business combination. The weak U.S. and global economy combined with instability in global financial and capital markets have currently limited the availability of equity or debt financings. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our ability to locate and engage in any business opportunities will be adversely impacted. We cannot offer any assurance that we will be able to obtain the necessary working capital on commercially-reasonable terms, if at all, should circumstances arise requiring us to have additional working capital available.

Our financial statements reflect a “going concern” qualification.

     Because of our lack of revenues, lack of working capital, our inability to meet certain of our contractual obligations, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses. The opinion of our auditors for the year ended March 31, 2009, expresses the following concerns about our ability to continue as a going concern:

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal control over financial reporting (“ICFR”) pursuant to a defined framework. In making that assessment, management identified a material weakness in our disclosure controls as a result of several material weaknesses identified in our ICFR as described in Item 9A(T) below. There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective ICFR can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. Material weaknesses make it more likely that a material misstatement of annual or interim financial statements will not be prevented or detected. In addition, effective ICFR at any point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

We have not instituted corporate governance policies or procedures

     Cogenco currently only has a single employee who serves as our chief executive and financial officer. Cogenco does not have any independent directors, an audit committee, a nominating committee, any other corporate governance committee, or experienced accounting personnel. Thus, our shareholders do not have the benefits or protections associated with corporate governance controls and other corporate oversight mechanisms overseen by independent directors.

We may become subject to the regulations under the Investment Company Act of 1940 and subject to regulation that would impose significant responsibilities and restrictions on our ability to do business.

     The Investment Company Act of 1940 (the “ICA”) is intended to impose additional regulation on companies whose business is to invest or reinvest in, hold, or trade securities of other companies. Companies who own investment securities constituting more than 40% of their assets (not including cash or government securities) are by definition subject to ICA regulation unless the “transient investment company” exemption applies. Cogenco previously relied on the transient investment company exemption in connection with its ownership of shares of Helix BioPharma and DMI. As a result, it cannot rely on the transient investment company exemption until 2011. Cogenco does not believe that the $250,000 note from Genesis is a “security” under the ICA. If, however, that note is classified as a security or if Cogenco acquires other investment securities it may become subject to ICA regulation.

If Cogenco would become an investment company we will be subject to a significant amount of additional regulation, significant restrictions in our ability to do business, and significantrestrictions on any relationship with affiliates. We will also be subject to more detailed SEC scrutiny and subject to the registration and reporting requirements of the Company Act in addition to the reporting requirements of the 1934 Act. Compliance with these new obligations will restrict Cogenco’s opportunities to conduct its business as it has heretofore done, and will result in significantly greater regulatory compliance expenses.

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

Our primary assets consist of a promissory note issued by GCM Ltd, a related party, which may not be collectible.

     Our most valuable asset is a promissory note (in the original principal amount of $250,000) issued by GCM Ltd which directly and indirectly owns approximately 85% of our outstanding common stock. The promissory note carries 6% interest and obligates GCM Ltd to pay Cogenco $25,000 per quarter, beginning with the quarter ended June 30, 2008 and with the final payment due on or before December 31, 2010, with total principal and interest payments totaling $275,000. Cogenco plans to use a portion of these payments to repay debt to related parties and to fund its general and administrative and other obligations. Prior to accepting the promissory note as partial payment for Cogenco’s shares of DMI, management investigated the collectability of the note and believes that such note is collectible as it becomes due. GCM Ltd made the first three payments due under the note through our fiscal year ended March 31, 2009, although it did not timely make all of the payments when due. Notwithstanding the late payments made in the past by GCM Ltd, Cogenco has not assessed the 5% late fee or default interest at 21% per annum against GCM Ltd. GCM Ltd directly or indirectly owns 85% of the outstanding shares of Cogenco common stock. There can be no assurance that GCM Ltd will make the payments under the note as they become due, or at all, and if GCM Ltd cannot, or does not, make such payments it will likely have an adverse impact on Cogenco’s ability to pay its obligations as they become due.

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

     David W. Brenman is the only person who has devoted a substantial amount of time to our business during the past five years, and his father has acted as legal counsel. If we are to succeed in any business activity (which cannot be assured), it will be as a result of the efforts of Mr. Brenman. David Brenman’s employment agreement with Cogenco became effective on September 30, 2005. We paid Mr. Brenman his salary as due under this employment agreement through August 15, 2006, and except for a $2,000 payment made during fiscal 2008 to keep our payroll service active, since August 15, 2006 we have not made any payments to him as required under his employment agreement. In addition, we anticipate that we will continue to be unable to make any payments under this employment agreement for the foreseeable future. Mr. Brenman has agreed to defer the compensation due to him under his employment agreement (without interest) until such time as the Company has adequate resources to be able to make such payments. However, effective March 31, 2008 the Company and Mr. Brenman agreed to suspend the accrual of his salary.

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

     As of June 15, 2009, approximately 85% of our outstanding stock was directly and indirectly held by a single shareholder, GCM Ltd. This shareholder could attempt to exercise control over Cogenco through its share ownership, although Cogenco does not currently believe the shareholder has any plans to do so. Because Cogenco’s common stock is not registered under the Securities Exchange Act of 1934, this shareholder does not have any reporting obligations under Sections 13(d) or 16(a) of the Securities Exchange Act and therefore is not required to disclose its holdings or any changes in its beneficial ownership of Cogenco common stock.

     All of the shares of Cogenco common stock held by our principal stockholder constitute “restricted shares” or “control shares” as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act or another exemption from registration under the Securities Act. However, because Cogenco is a shell company our common stock is not currently eligible to be resold pursuant to Rule 144.

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

     The board of directors by resolution dated May 5, 2005, agreed to permit Mr. David Brenman to pursue a business opportunity with respect to certain imaging devices that are being developed by Micro-Imaging Solutions, LLC. (“MIS”). MIS is involved in the research and development of small scale high resolution medical devices. Mr. Brenman’s activities with respect to MIS could cause time conflicts and other various conflicts of interest with respect to his duties and obligations to Cogenco. In addition, Mr. Brenman’s association with MIS could diminish his ability to obtain additional financing on behalf of Cogenco if he is also providing such assistance to MIS.

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

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties.

     Cogenco currently maintains its offices at Suite 1840, 6400 South Fiddler’s Green Circle, Greenwood Village, CO 80111. Since January 1, 2009, this property has been leased by Micro-Imaging Solutions, LLC (“MIS”), and Cogenco has subleased the property from MIS. Cogenco uses about one-half of the space in the office suite and reimburses MIS for one-half the rent paid to the unaffiliated landlord at $5,350 per month. The first extension will expire June 30, 2009, but MIS is negotiating with the landlord to extend the lease for an additional six months, and to-date we have continued to utilize the office space. This is the same office space that Cogenco had leased through December 31, 2008. Cogenco’s office space includes approximately 3,210 square feet. See Item 13 – “Certain Relationships and Related Transactions.” Management believes that this arrangement will be suitable for its needs for the immediate future.

        Cogenco owns no real property and no material personal property.

Item 3.      Legal Proceedings.

     Cogenco is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4.      Submission of Matters to a Vote of Security Holders.

     On March 30, 2009 we held an annual meeting of shareholders. At the meeting our shareholders reelected both members of our board of directors and approved our Amended and Restated Articles of Incorporation. Additional information regarding the meeting, and the results of that meeting were reported in a Current Report on Form 8-K dated March 30, 2009 and filed with the Securities and Exchange Commission on April 2, 2009.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.

Market Information.

     Our common stock is not eligible for listing on any stock exchange. Trading, if any, has been strictly limited to the over-the-counter market. In the past, our common stock has been quoted from time to time in the “Pink Sheets” maintained by the National Quotation Bureau, Inc. Since 1988, we do not believe that any established trading market has existed for our common stock. We are not aware of any public sales of our common stock for more than the past two years, and consequently we are unable to report any market information.

Holders.

     The approximate number of record holders of our $0.01 par value common stock as of June 15, 2009, was 780. This figure does not reflect an indeterminable number of shareholders whose shares may be held in “street name.”

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

Sales of Unregistered Equity Securities.

      We did not sell any equity securities during the year ended March 31, 2009. Subsequent to the end of our 2009 fiscal year we entered into a subscription agreement with a single European investor and became obligated to issue shares of our common stock. This obligation is described in a Current Report on Form 8-K dated June 24, 2009 filed on June 30, 2009.

Purchases of Equity Securities by Cogenco and its Affiliates (Item 703 information).

     Cogenco’s common stock is not registered under Section 12 of the Securities Exchange Act of 1934 and therefore no disclosure is required. Further, during the year ended March 31, 2009, Cogenco did not repurchase any shares of its common stock.

Item 6.      Selected Financial Data.

Not applicable.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation.

Going Concern Qualification

     Because of our lack of revenues, lack of working capital, our inability to meet certain of our contractual obligations, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses. The opinion of our auditors for the year ended March 31, 2009, expresses the following concerns about our ability to continue as a going concern:

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

Results of Operations

Years Ended March 31, 2009 and 2008.

     We recognized a net loss of $(94,126) for the fiscal year ended March 31, 2009, as compared to the $(299,301) net loss recognized for the fiscal year ended March 31, 2008. We recognized a smaller loss in 2009 in large part because effective March 31, 2008 our president orally agreed to suspend any further accrual of the salary due to him until we are adequately financed. As a result in our 2009 fiscal year we did not incur any expense for our president’s salary in fiscal 2009 whereas in fiscal 2008 we incurred an expense of $150,000. Also contributing to the decrease in our loss in fiscal 2009 versus 2008 was the fact that we incurred $38,406 less in legal fees. In addition to the standard legal fees we incur to operate and maintain our corporate existence and our reporting obligations under the Securities Exchange Act of 1934, during fiscal 2008 we incurred legal fees in response to the inquiries received from the Securities and Exchange Commission and as part of the transaction whereby we divested our entire interest in DMI Biosciences, Inc.

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

Liquidity and Capital Resources

     Cogenco has been without adequate funds since 1987 through the 2009 fiscal year and subsequently. At the time we ceased active business operations, Cogenco was essentially out of money. We did not raise any substantial amounts of money for Cogenco until the 2005 fiscal year during which we raised $240,000 and the 2006 fiscal during which we raised $3,700,000, these funds were invested by accredited and offshore (non-U.S.) investors. As described above, we also raised $775,000 in 2007, these funds were also invested by accredited and offshore (non-U.S.) investors.

     At March 31, 2009, Cogenco had current assets of $162,305 and negative working capital of $(84,964), as compared to current assets of $177,431 and a working capital deficit of $(83,778) at March 31, 2008. In large part our current assets decreased from our fiscal year ended March 31, 2008 to March 31, 2009 as a result of the redemption of a certificate of deposit during our 2009 fiscal year. On May 28, 2008 a certificate of deposit in the amount of $85,436 that was pledged as collateral on a letter of credit in the amount of $70,000 securing the lease was redeemed. Cash proceeds of $37,560 from the redemption were used to prepay the office rent through December 2008 and release Cogenco from the $70,000 letter of credit securing the lease. As of March 31, 2009 we had cash assets of $34,448 as compared to cash assets of $1,386 as of March 31, 2008. This increase is the result of our receipt of payments from GCM Ltd that were due under the promissory note GCM Ltd issued to us in March 2008. We have used these payments to fund our day-to-day expenses.

     Currently our most significant asset is the promissory note issued by GCM Ltd, of which as of March 31, 2009, $114,347 was classified as a current asset and $72,040 was classified as a long term asset. GCM Ltd made the quarterly payments due under the note during our 2009 fiscal year (although certain payments were not timely). Although Cogenco believes the remaining amounts due under this note will be collected, as discussed in the Risk Factors of this annual report all or a portion of the remaining unpaid portion of the note could become uncollectible.

     In June 2009, Cogenco advanced an additional €250,000 (approximately US$346,000) to GCM Ltd for the operation of the Solar Panel Subsidiaries as described above. The proceeds were primarily used for certain obligations of GSE. The terms of this note are substantially the same as the prior (March 2008) note.

       Cogenco does not have any capital obligations during fiscal 2010.

     As stated above under “Going Concern Qualification” and in the Risk Factors, below, we do not believe that the working capital currently available is sufficient to maintain our activities and we will remain dependent on related party financing. Although we have a commitment from an investor to provide us some working capital, we cannot offer any assurance that such financing will be sufficient. There can be no assurance that we will be able to raise any additional capital, or that the terms on which we can raise any capital will be commercially reasonable.

Plan of Operations

     Cogenco is not engaged in active business operations at the present time. Although we have previously received proposals for business opportunities from third parties and we seek out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years except for the business transactions with DMI that were discussed above and the pending negotiations for the acquisition of the Solar Panel Subsidiaries as discussed above. We need a substantial amount of additional funding to be able to pursue the acquisition of the Solar Panel Subsidiaries. Consequently, we cannot offer any assurance that we will be able to obtain the funds necessary to complete the negotiations to acquire, or to complete the acquisition of the Solar Panel Subsidiaries, or if that investment opportunity is not completed, to invest in other business opportunities. One of the promissory notes held by Cogenco (payable to Cogenco by our 85% shareholder), $25,000 comes due each quarter, and to date we have been using those funds to help pay for our routine legal and administrative expenses. The other promissory note for €250,000 (approximately US$346,000) is payable with interest in one lump sum in June 2010.

Off Balance Sheet Arrangements

     We have no off balance sheet arrangements and thus no disclosure is required. However, as described above, Cogenco has an obligation to pay rent under a sublease from a related party for an office lease with an unaffiliated entity at the rate of $2,675 per month. This obligation is not reflected on Cogenco’s balance sheet, although our rent expense is recognized on our Statement of Operations.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.      Financial Statements.

The following financial statements are filed as a part of this Form 10-K immediately following the signature page:

Page No

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet - March 31, 2008 and 2009	F-2

Statement of Operations - For the Years Ended March 31, 2008	F-3
and 2009 and Cumulative Amounts from Inception of the
Development Stage (October 1, 2008) through March 31, 2009

Statement of Stockholders’ Equity (Deficit)	F-4
For the years ended March 31, 2008 and 2009
and from Inception of the Development
Stage (October 1, 2008) through March 31, 2009

Statement of Cash Flows - For the Years
Ended March 31, 2008 and 2009 and
Cumulative Amounts from Inception of
the Development Stage (October 1, 2008) through March 31, 2009	F-5

Notes to Financial Statements March 31, 2008 and 2009	F-6 - F-15

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Since inception, Cogenco has not filed a Current Report on Form 8-K reporting a change of accountants, nor has there been any material disagreement with its accountants on any matter regarding accounting or financial disclosure.

Item 9A(T).      Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer (who also serves as our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of March 31, 2009. A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

     The Company’s internal controls over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

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

     As of March 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

     Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of March 31, 2009 and that material weaknesses in ICFR existed as more fully described below.

     As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2009:

(1)	Lack of an independent audit committee or audit committee financial expert, and no independent directors. We have never had an audit committee. We have not identified an audit committee financial expert on our board of directors, and at the present time we do not have any independent directors. These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)	Inadequate staffing and supervision within our bookkeeping operations. We have only a single employee involved in bookkeeping functions, and we utilize independent consultants on a part-time basis to supplement our accounting staff. The relatively small number of people who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

(3)	Outsourcing of significant portions of the accounting operations of our Company. Because we currently have only a single employee, we outsource a portion of the accounting functions of our Company to an independent accounting firm. The employees of this accounting firm are managed by supervisors within the accounting firm, and are not answerable to the Company's management. This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the accounting firm.

(4)	Insufficient installation of information technology to assist in our accounting functions.
Because of a lack of working capital and personnel, we have been unable to upgrade our information technology software and hardware to assist in providing effective controls.

       Our management determined that these deficiencies constituted material weaknesses.

 Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2009, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Item 9B.      Other Information.

Not applicable.

PART III

Item 10.      Directors, Executive Officers, and Corporate Governance

Identification of Directors and Executive Officers.

     The directors of Cogenco are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of Cogenco are elected by the Board of Directors and hold office until their successors are elected and qualified. At our annual meeting of shareholders held on March 30, 2009 both Messrs. Brenman and Melnick were reelected to our Board of Directors and it is expected each will serve until our next meeting of shareholders and until their successors have been elected and qualified. As described below, none of our existing directors are “independent” as that term is used in the U.S. securities laws.

As of June 15, 2009 the officer and directors of Cogenco are:

Name	Age	Position
David W. Brenman	53	Director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer since 1985
Robert A. Melnick	53	Director, since 2004

       David W. Brenman, since 1988 has been engaged as an independent financial consultant, and beginning in September 2005 Mr. Brenman became an employee of Cogenco. From 1984 until the present Mr. Brenman has served as President and Director of Cogenco and also serves as Treasurer and Secretary of Cogenco. From 1979 until 1984, Mr. Brenman was an associate with the law firm of  Brenman Raskin & Friedlob, P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law. From 1987 to 1988, Mr. Brenman was a Vice President of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc. From 1994 and until March 2003, he served as President of Taltos S.p.A., a Company engaged in the production of light-weight stone products. Mr. Brenman received a B.A. degree from the University of Washington in accounting, a J.D. degree from the University of Denver, College of Law, and an L.L.M. in taxation from New York University. Mr. Brenman is also currently engaged in business through Micro-Imaging Solutions, LLC.

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

Family Relationships.

Mr. Brenman and Mr. Melnick are brothers-in-law.

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

No Audit Committee or Audit Committee Financial Expert or Compensation Committee

     Our board of directors has not appointed a separately designated standing audit committee in accordance with section 3(a)(58)(A) of the Exchange Act. Instead, the entire board acts as the Company’s audit committee. The board does not have an audit committee financial expert.

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

Material Changes to Nomination Procedures

     Cogenco does not have a separately designated nominating committee. We do not have a nominating committee because our board does not believe that such a committee is necessary given our small size, we are not actively involved in business operations, and the infrequency at which we have held shareholders meetings. Our March 30, 2009 shareholders meeting was the first shareholders meeting we have held in more than ten years. Instead, when a board vacancy occurs, the remaining board members participate in deliberations concerning director nominees.

     For the same reasons stated immediately above, the board of directors has not adopted a formal procedure by which security holders may recommend nominees to the board of directors. However, any shareholder desiring to nominate a person to the Board of Directors or communicate directly with any officer or director of Cogenco may address correspondence to that person at our offices in Greenwood Village, Colorado.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

     Summary. Since we only have a single employee and we have not issued any options or other derivative securities, our compensation structure is not complicated. If we are successful in indentifying a business opportunity, we may need to hire additional employees. In such a case, we believe that the ability to attract and retain qualified executive officers and other key employees will be essential to our long term success. As described above, we have not paid any salary to Mr. Brenman since August 31, 2006, and as of March 31, 2008, the obligation to pay his salary ceased accruing.

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

     Elements of our Executive Compensation Program. Currently, the only element of our executive compensation program is the base salary owed to Mr. David Brenman. Because we have no revenues from operations, we do not provide any annual bonus opportunity and equity compensation components, and we provide no other employee benefits, such as retirement plans or medical benefits. The members of the board serve as the Company’s compensation committee and participate in deliberations concerning executive compensation and (at a later date if our revenues substantially increase) will establish the compensation and benefit plans and programs of the Company. Mr. David Brenman did not participate in any deliberations of the board concerning his own compensation. These deliberations were conducted by Mr. David Brenman’s father and brother-in-law, who previously served on our Board of Directors.

     In general, the base salary for Mr. Brenman was determined by evaluating his responsibilities, experience and the competitive marketplace. More specifically, we considered the following factors in determining Mr. Brenman’s base salary and will also consider these factors if the Company is in a position to hire additional employees:

1	.	the executive’s leadership and operational performance and potential to enhance long-term value to the Company’s shareholders;
2	.	performance compared to the financial, operational and strategic goals established for the
Company;
3	.	the nature, scope and level of the executive’s responsibilities;
4	.	competitive market compensation paid by other companies for similar positions, experience and performance levels; and
5	.	the executive’s current salary (if applicable), the appropriate balance between incentives for long-term and short-term performance.

     Due to our lack of revenue it is unlikely that Mr. David Brenman will receive a salary adjustment until we have adopted a successful business plan and generated significant revenues. As noted above, because of inadequate working capital, it is unlikely that we will pay Mr. David Brenman his accrued salary until Cogenco determines that is has adequate funds available from which to pay Mr. Brenman.

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

Tax Implications of Executive Compensation. Our aggregate deduction for Mr. Brenman’s compensation is potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to him exceeds $1.0 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. At Mr. Brenman’s 2009 compensation levels, and considering that we have not paid him any compensation since August 2006, (except for $2,000 paid to Mr. Brenman during the quarter ended June 30, 2007 to keep our payroll service active) we did not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, we did not consider its impact in determining compensation levels for Mr. Brenman.

     Employment Agreement with our Named Executive Officer. In November 2004, we entered into an employment contract with David Brenman which became effective on or about September 30, 2005. The employment agreement was approved by our board of directors, on November 16, 2004, which at that time included David Brenman’s father in addition to his brother-in-law. The material terms of David Brenman’s employment agreement are as follows:

  Annual salary of $150,000;
  Employment for a 5 year term;
  The employee is subject to confidentiality/non-competition/protection of trade secrets/non- solicitation provisions;
  The employment agreement provides for premature termination in certain circumstances;
  Mr. Brenman has certain rights in the event of a change of control of Cogenco including a two year extension of his employment term and a requirement that his full salary (through the term of the agreement) be paid to him within 30 days of such change of control. Change of control can also constitute a basis on which the employee can terminate the agreement prematurely; and
  The employment agreement did not prohibit David Brenman from receiving compensation from MJM Asset Management Company Establishment.

     We paid Mr. Brenman his salary as due under this employment agreement through August 15, 2006, but have been unable to make payments required under his employment agreement since August 31, 2006. However, during the quarter ended June 30, 2007 we paid Mr. Brenman $2,000 in salary to prevent our payroll service company from discontinuing their services due to lack of use. We anticipate that we will continue to be unable to make any payments under this employment agreement for the foreseeable future. Mr. Brenman agreed to defer the compensation due to him under his employment agreement (without interest) until such time as the Company has adequate resources to be able to make such payments. However, effective March 31, 2008 the Company and Mr. David Brenman agreed to suspend the accrual of Mr. Brenman’s unpaid salary.

SUMMARY OF COMPENSATION

Disclosure of Compensation

     As previously discussed, our only employee is David Brenman. Under his employment agreement, Mr. Brenman is entitled to an annual salary of $150,000; however, due to cash shortages, except for a $2,000 payment made during the quarter ended June 30, 2007, we have not paid his salary since August 2006. Except for the $2,000 payment made to Mr. Brenman during the quarter ended June 30, 2007, we did not pay Mr. Brenman any compensation during fiscal 2008. Further, during fiscal 2009 we did not pay Mr. Brenman any compensation.

     Until his resignation as a director on November 25, 2007, we had agreed to pay Albert Brenman a retainer of $500 per month ($6,000 per year) for supervising our accounting and legal matters. Due to cash shortages, we accrued without paying his retainer from August 2006 through Mr. Albert Brenman’s resignation in November 2007, We paid him $5,000 against the amount owed to him in December 2008 and the balance ($4,000) in January 2009. Other than as described above, we have not paid compensation to any officer or director for services rendered during the last two fiscal years.

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

     We have no other arrangements pursuant to which any of our directors was compensated during the fiscal year ended March 31, 2009 for services as a director.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of June 15, 2009, as to the beneficial ownership of shares of our only outstanding class of securities, our common stock, by each person who, to our knowledge at that date, was a beneficial owner of 5% or more of the outstanding shares of our common stock, by each person who is an officer and/or director, and by all of our officers and directors as a group. The table does not include information regarding shares of common stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of our common stock. The percent of class is based on 1,233,000 shares outstanding as of June 15, 2009.

Name and Address of Beneficial	Amount of Beneficial Ownership	Percent of
Owner	(ownership is direct unless otherwise	Class
	noted)
Genesis Capital Management Limited
Trust House, 112 Brodie Street,
Kingstown, Saint Vincent and the	1,049,592	85%
Grenadines. (1, 2, 3)

Officers and directors as a group (two
persons)(3)	0	0%

     (1)      Of these shares, 851,867 shares of common stock are owned in the name of Genesis Investment Funds Limited, and 197,725 are managed under the control of Genesis Investment Funds Limited. 220,000 of these shares are subject to an agreement by Genesis to return them to David Brenman with a commitment to return those shares to Mr. Brenman in the event Cogenco completes a successful business combination. This does not include 1,423,256 shares that GIF (on behalf of GBF) returned to Cogenco in March 2008 and which were subsequently cancelled as described in Note (2), below. The shares of Cogenco common stock owned directly or indirectly by GCM Ltd were primarily acquired in various transactions with Cogenco and its affiliates.

(a)      Genesis Investment Funds is controlled by GCM Ltd. GCM Ltd is controlled by Herald A.M.A. Janssen and Peter H. Jacobs. Mr. Janssen and Mr. Jacobs co-founded Genesis Investment Funds Limited and GCM Ltd, and appointed GCM Ltd as the investment advisor for Genesis Investment Funds Limited. Pursuant to a discretionary investment management agreement, GCM Ltd has discretionary investment and voting control over the assets of Genesis Investment Funds Limited, including the shares of Cogenco common stock that Genesis Investment Funds Limited owns or controls directly and indirectly.

(b)      Genesis Investment Funds Limited is also controlled by Peter H. Jacobs, a licensed European property manager who holds a degree in engineering from the Technical Institute, Heerlen, Netherlands. He is a certified appraiser by the court in the Netherlands. Mr. Jacobs has been working as an asset manager in Europe since the 1980's and has from time to time worked with Mr. Janssen and MJM Asset Management. Mr. Jacobs co-founded Genesis Investment Funds Limited with Mr. Janssen. Mr. Jacob's address is Stelzagass 17, 9487 Gamprin, Liechtenstein.

(c)      As a result of their control of Genesis Investment Funds Limited, Mr. Jacobs and Janssen control the right to vote and to dispose of 85% of Cogenco’s common stock. Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934 each of Genesis Investment Funds Limited, GCM Ltd, Mr. Janssen and Mr. Jacobs may be deemed the beneficial owner of the shares of Cogenco common stock held by Genesis Investment Funds and/or GCM Ltd.

     (2)      In March 2008 as part of Cogenco’s divestiture of its entire equity interest in DMI, Genesis Biotechnology Fund Limited, a sub-fund of Genesis Investment Funds Limited, surrendered 1,423,256 shares of Cogenco common stock it then held.

     (3)      As described above, on November 25, 2007 David W. Brenman, Robert A. Melnick and Albert Brenman, sold all of their Company shares in consideration for a promissory notes issued by Janssen B.V. (an entity owned by Mrs. Corry Janssen, mother of Herald A.M.A. Janssen and an affiliate of GCM Ltd) to each of Messrs. David Brenman, Melnick, and Albert Brenman. In addition, as described above in note (1), GCM Ltd has a contingent obligation to return 220,000 shares to David Brenman. These shares are not included in Mr. David Brenman’s beneficial ownership because there can be no assurance that the conditions that would require a return of the shares to him will ever be satisfied.

Changes in Control.

     Management is not aware of any arrangements which may result in a change of control of Cogenco other than the ownership of approximately 85% of our outstanding common stock held directly and indirectly by GCM Ltd as described above. GCM Ltd could, in its discretion, call a meeting of the shareholders of Cogenco and vote its shares to replace all directors and take over control of Cogenco. GCM Ltd has not advised Cogenco that it has any current plans to do so. Because Cogenco’s common stock is not registered under the Securities Exchange Act of 1934, GCM Ltd does not have any reporting obligations under Sections 13(d) or 16(a) of the Securities Exchange Act.

Securities Authorized for Issuance under Equity Compensation Plans

     At the present time, we have no securities authorized for issuance under any equity compensation plan.

Item 13.      Certain Relationships and Related Transactions.

Transactions with Related Persons

Compensation Arrangements.

     In November 2004, our board of directors approved an employment agreement with our president, David W. Brenman. That employment agreement became effective on or about September 30, 2005, and contains the terms and conditions described above.

     Because of working capital shortages, Mr. David Brenman has from time-to-time advanced funds and incurred expenses for the benefit of Cogenco. Cogenco repays these amounts without interest, when it has sufficient funds available. At March 31, 2009 Cogenco owed Mr. Brenman $5,082 for unreimbursed travel and other expenses incurred on behalf of Cogenco.

     In addition, as described in the following paragraphs, we have entered into transactions which have resulted in compensation being paid to David Brenman:

  On May 13, 2005, we raised $2,000,000, on September 15 and 20, 2005, we raised a total of $1,700,000, and again on October 27, 2006, we raised a total of $25,000, from offshore private placements using a Liechtenstein-based asset manager, MJM Asset Management Company Establishment (“MJM”), as a finder which have resulted in compensation paid by MJM to David W. Brenman, our president. Until January 1, 2007, Herald A.M.A. Janssen controlled MJM, a company he founded in 1997. As described above, Genesis Investment Funds Limited, (which is related to our significant shareholder), is controlled by GCM Ltd, a company that is also partially controlled by Herald A.M.A. Janssen. Cogenco paid MJM a finders’ fee of 7½% of the $3,900,000 in funds raised by MJM Asset Management for Cogenco.

  In prior transactions, MJM paid one-third of the finder’s fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. At the time the disinterested directors of Cogenco approved the arrangements with MJM, they understood that MJM has an obligation to pay one-third of the finder’s fee to David W. Brenman, president of Cogenco, in accordance with an oral agreement between them. As a result of those finder’s fee agreements, we paid approximately $292,500 to MJM from the funds raised to date. After Mr. Janssen’s sale of MJM, Mr. Brenman is not entitled to receive any further compensation fromMJM’s direct or indirect investments in Cogenco.

Transactions with Genesis Capital Management Ltd and Related Entities

     Pursuant to a discretionary investment management agreement, GCM Ltd has discretionary investment and voting control over the assets of Genesis Investment Funds Ltd. (“GIF Ltd”), including the shares of Cogenco common stock that GIF Ltd owns or controls directly and indirectly. During our fiscal year 2007 certain investors with interests in Cogenco transferred their shares to GIF Ltd for management purposes, including our president David Brenman who transferred 220,000 shares of common stock that he owned to GCM Ltd (with a commitment by GCM Ltd to return those shares to Mr. Brenman in the event of a successful conclusion to the transaction contemplated with DMI Biosciences or other appropriate business combination), on October 27, 2006, GIF Ltd purchased an additional 2,500 shares of our common stock in a private offering, and finally in March 2007 GIF Ltd purchased 75,000 additional shares of common stock. As a result of these transactions, GCM Ltd directly or indirectly owns or controls approximately 85% of the outstanding shares of Cogenco common stock.

     On March 7, 2008 we entered into two separate stock purchase agreements with: (i) Genesis Biotechnology Fund (“GBF”); and (ii) GCM Ltd. GBF is a sub-fund of Genesis Investment Funds Ltd. As described in Item 1, above, through these two stock purchase agreements we divested our entire interest in DMI which consisted of 1,673,256 shares. As a result of these transactions GCM Ltd currently directly or indirectly controls approximately 85% of our outstanding common stock. Notwithstanding the significant ownership that GCM Ltd has in Cogenco, and although the directors of Cogenco have a small minority ownership interest in GBF, GCM Ltd did not initiate the March 7, 2008 transaction, nor did GCM Ltd attempt to influence the board’s decision. In connection with GCM Ltd’s purchase of the DMI stock from Cogenco, Cogenco also transferred Cogenco’s right to purchase additional shares of DMI common stock to GCM Ltd. Cogenco did not have sufficient capital available to exploit that opportunity.

     On March 6, 2007 we entered into a Share Purchase Agreement (the “Genesis Agreement”) with GIF Ltd., Trust House, 112 Bonadie Street, Kingstown, Saint Vincent which was then a related party. The Genesis Agreement was subsequently amended. Pursuant to that agreement, we sold Genesis Investments 75,000 shares of our common stock at $10 per share, and on March 22, 2007, we received $150,000 and 400,000 shares of Helix Biopharma Corporation. Subsequently we sold the Helix shares into the market for approximately $600,000.

     On April 28, 2009, as amended twice in June 2009, Cogenco entered into a Share Purchase Agreement (the “SPA”) with a single European investor to invest not less than $250,000 by June 30, 2009 and the balance of the anticipated $2.7 million investment by not later than July 31, 2009, all as described in more detail above. If received, Cogenco currently plans to use the proceeds of the offering for general and administrative purposes, to pay a fee to GCM AG for introducing the investor, and to lend the balance of the proceeds from the offering to GCM Ltd. GCM Ltd will use the funds in part to repay the approximately $185,900 of indebtedness owed by GCM Ltd to Cogenco pursuant to the terms of a Promissory Note dated March 7, 2008. It should be noted that (as described above), GCM Ltd owes $25,000 per quarter on the promissory note, and has been late in making certain of the payments on the note. Cogenco has not yet imposed the 5% late fee or the 21% default interest against GCM Ltd, its principal shareholder.

     As described above, in June 2009 Cogenco loaned an additional €250,000 (approximately $346,000) to GCM Ltd on terms similar to the prior note but payable with interest in June 2010. The purpose of the loan was to provide a limited amount of financing for the Solar Panel Subsidiaries pending the availability of more substantial financing that is necessary for the completion of their business plan (which financing may not be available on commercially reasonable terms, if at all.

     Stock Issuance. The Board of Directors has approved stock issuances to related parties as described above. Because of the significant stock ownership of the purchasers, these transactions were not negotiated at arms’-length.

     Approval of Outside Business Activities. The board of directors by resolution dated May 5, 2005, agreed to permit Mr. David Brenman to pursue a business opportunity with respect to CMOS imaging devices that are being developed by Micro-Imaging Solutions, LLC (“MIS”). MIS is involved in the research and development of small scale high resolution medical devices. The Board of Directors determined that the business opportunity with MIS is not a corporate opportunity of Cogenco, and that David Brenman is entitled to pursue such opportunity outside of his employment responsibilities with Cogenco, provided that such activities do not unreasonably interfere with his employment activities with Cogenco or compromise any trade secrets or confidential or non-public information relating to Cogenco.

     Office Lease with Related Party. In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. Commencing April 1, 2006, Cogenco has subleased a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, LLC or “MIS”) for $2,675 per month (Cogenco’s cost). MIS was responsible for its pro-rata share of other expenses incurred under the lease. The lease expired in December 2008, and commencing January 2009, MIS leased the office suite from the unaffiliated party and subleased it to Cogenco by which Cogenco must pay one-half the rent. An affiliate of David Brenman has a significant equity interest in MIS. The lease and sublease were originally approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman’s father and his brother-in-law.

(b)      Parents

Not applicable.

(c)      Promoters and Control Persons

Not applicable.

(d)      Director Independence

     None of the members of the Company’s board are "independent" as defined by Section 803A of the NYSE Amex Company guide. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this Form 10-K under the heading "Certain Related Person Transactions"). As disclosed above, the entire board performs the role of the audit committee and the compensation committee; therefore, none of the persons performing the functions of those committees are independent.

Item 14.      Principal Accountant Fees and Services.

(a)      Audit Fees.

     Our principal accountant, Causey, Demgen & Moore, Inc., billed us aggregate fees in the amount of approximately $13,300 for the fiscal year ended March 31, 2008 and $14,300 for the fiscal year ended March 31, 2009. These amounts were billed for professional services that Causey, Demgen & Moore, Inc. provided for the audit of our annual financial statements, review of the financial statements included in our report on Form 10-Q, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)      Audit-Related Fees.

     Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $-0- for the fiscal year ended March 31, 2008 and $-0- for the fiscal year ended March 31, 2009, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)      Tax Fees

     Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $1,127 for the fiscal year ended March 31, 2008 and approximately $4,196 for the fiscal year ended March 31, 2009, for tax compliance, tax advice, and tax planning.

(d)      All Other Fees

     Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $-0- for the fiscal years ended March 31, 2009 and 2008, for other fees.

(e)      Audit Committee’s Pre-Approval Practice

     Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee of the Board of Directors (or the Board of Directors as a whole if there is no audit committee appointed), or unless the services meet certain de minimis standards. Since Cogenco has no audit committee, the Board of Directors pre-approved the audit services and tax services that Causey, Demgen & Moore, Inc. performed for Cogenco during the fiscal years ended March 31, 2008 and 2009, and has pre-approved that firm’s continuation of those services.

     The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Percentage of total fees paid to Causey, Demgen & Moore, Inc.
	Fiscal Year 2008	Fiscal Year 2009
Audit fees	92%	77%
Audit-related fees	0%	0%
Tax fees	8%	23%
All other fees	0%	0%

PART IV

Item 15.      Exhibits and Financial Statement Schedules.

(a)      Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number		Description

3.1		Amended and Restated Articles of Incorporation, incorporated by reference from the Form 8-K dated March 30, 2009, filed April 2, 2009.

3.2		Bylaws, incorporated by reference from the Annual Report on Form 10-KSB for the five fiscal years ended March 31, 1992.

10.1		Employment Agreement with David W. Brenman, incorporated by reference from the Form
10-KSB for the year ended March 31, 2006, filed June 29, 2006.

10.2		Securities Purchase Agreement with Genesis Biotechnology Fund, incorporated by reference from Form 8-K dated March 7, 2008, filed March 12, 2008.

10.3		Securities Purchase Agreement with Genesis Capital Management Limited, incorporated by reference from Form 8-K dated March 7, 2008, filed March 12, 2008.

10.4		Promissory Note dated March 7, 2008, incorporated by reference from Form 8-K dated March
7, 2008, filed March 12, 2008.

10.5		Amended and Restated Share Purchase Agreement dated June 15, 2009, incorporated by reference from Form 8-K dated June 15, 2009, filed June 19, 2009.

31	*	Certification pursuant to Rule 13a-14(a).

32	*	Certification pursuant to 18 U.S.C. §1350.

*		Filed herewith.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 8, 2009
COGENGO INTERNATIONAL, INC.

	By:	/s/ David W. Brenman
David W. Brenman, President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: July 9, 2009	By:	/s/ David W. Brenman
Executive Officer, Principal Accounting
Officer, principal Financial Officer and
Director

Date: July 9, 2009
	By:	/s/ Robert A. Melnick
Robert A. Melnick, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cogenco International, Inc.

We have audited the accompanying balance sheets of Cogenco International, Inc. (a development stage company) as of March 31, 2008 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception of the development stage (October 1, 2008) through March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogenco International, Inc. as of March 31, 2008 and 2009, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage (October 1, 2008) through March 31, 2009, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado	/s/ CAUSEY DEMGEN & MOORE INC.
July 8, 2009

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2008 and 2009

ASSETS
	2008	2009
Current assets:
Cash ($951 (2008) and $954 (2009) in interest
bearing accounts)	$1,386	$34,448
Certificate of deposit (Notes 5 and 6)	84,727	-
Note receivable - related party - current portion (Note 5)	85,803	114,347
Interest receivable - related party (Note 5)	-	2,810
Prepaid expense	5,515	10,700

Total current assets	177,431	162,305
Computer equipment, at cost, net of accumulated
depreciation of $1,930 (2008) and $2,713 (2009)	1,570	787
Note receivable - related party - net of current
portion (Note 5)	164,197	72,040
Total assets	$343,198	$235,132

LIABILITIES
Current liabilities:
Accounts payable	$8,473	$437
Accounts payable - related party	10,986	5,082
Accrued salary - officer (Note 5)	241,750	241,750
Total current liabilities	261,209	247,269

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 500,000,000 shares
authorized, 1,233,000 (2008 and 2009)
shares issued and outstanding	12,330	12,330
Additional paid-in capital	6,150,558	6,150,558
Accumulated deficit (including $39,542 deficit
accumulated during the development stage at
March 31, 2009) (Note 1)	(6,080,899)	(6,175,025)
Total stockholders' equity (deficit)	81,989	(12,137)
Total liabilities and stockholders' equity (deficit)	$343,198	$235,132

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended March 31, 2008 and 2009 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) Through March 31, 2009

			Cumulative
			amounts from
	2008	2009	Inception
Costs and expenses
Salary - officer	$150,000	$-	$-
Legal fees - related party (Note 5)	3,000	-	-
Legal fees	58,842	20,436	10,395
Consulting and travel expenses -
related party	8,687	19,790	2,441
General and administration	48,466	36,216	16,615
Rent and storage expenses	65,963	64,640	32,100
Depreciation	783	783	391
Total costs and expenses	335,741	141,865	61,942
Other income
Rental income	32,695	32,830	16,450
Interest income	3,745	14,909	5,950
Total other income	36,440	47,739	22,400
Net loss (Note 4)	$(299,301)	$(94,126)	$(39,542)
Basic and diluted loss per common share	$(0.12)	$(0.08)	$(0.03)
Weighted average number of common
shares outstanding	2,562,928	1,233,000	1,233,000

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended March 31, 2008 and 2009 and from
Inception of the Development Stage (October 1, 2008) Through March 31, 2009

			Additional	Stock		Total
	Common stock		paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	capital	Receivable	deficit	equity
Balance at March 31, 2007	$2,656,256	$26,563	$6,466,325	$(28,000)	$(5,781,598)	$683,290

Purchase of common stock (Note 3)	(1,423,256)	(14,233)	(315,767)	-	-	(330,000)

Adjustment - stock price guarantee (Note 2)	-	-	-	28,000	-	28,000

Net loss for the period ended March 31, 2008	-	-	-	-	(299,301)	(299,301)

Balance at March 31, 2008	1,233,000	12,330	6,150,558	-	(6,080,899)	81,989

Net loss for the period ended September 30, 2008	-	-	-	-	(54,584)	(54,584)

Balance at September 30, 2008	1,233,000	12,330	6,150,558	-	(6,135,483)	27,405

Net loss for the period ended March 31, 2009	-	-	-	-	(39,542)	(39,542)

Balance at March 31, 2009	1,233,000	$12,330	$6,150,558	$-	$(6,175,025)	$(12,137)

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended March 31, 2008 and 2009 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) Through March 31, 2009

			Cumulative
			amounts from
	2008	2009	Inception
Cash flows from operating activities:
Net loss	$(299,301)	$(94,126)	$(39,542)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation expense	783	783	391
Change in interest receivable and prepaid
expense	(55)	(7,995)	6,004
Change in accounts payable and
accrued salary - officer	144,290	(13,940)	(7,724)
Net cash used in operations	(154,283)	(115,278)	(40,871)
Cash flows from investing activities:
Receipts on note receivable	-	63,613	43,397
Certificate of deposit redeemed		84,727	-
Purchase of securities	(480,000)	-	-
Sale of securities	600,000	-	-
Purchase of certificate of deposit	(3,575)	-	-
Net cash provided by investing activities	116,425	148,340	43,397
Cash flows from financing activities:
Repayments of short-term borrowings	(2,500)	-	-
Net cash used in financing activities	(2,500)	-	-

Net increase (decrease) in cash	(40,358)	33,062	2,526
Cash and cash equivalents at
beginning of period	41,744	1,386	31,922
Cash and cash equivalents at
end of period	$1,386	$34,448	$34,448

Supplemental disclosure of non-cash financing activities:
Sale of investment in DMI in exchange for
common stock and note receivable	$580,000	$-	$-

See accompanying notes

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2008 and 2009

1.      Significant accounting policies

         Organization:

Cogenco International, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on June 27, 1983, for the purpose of engaging in the cogeneration business (the simultaneous production of power, either mechanical or electrical, and useful thermal energy, such as steam, so that the waste heat which is a by-product of one process becomes the energy source for the other). Cogenco commenced active business operations after it completed its initial public offering of securities in February 1985, pursuant to which Cogenco realized total net proceeds of approximately $1,000,000. Cogenco eventually depleted its financial resources and was not able to secure additional capital to continue active business operations. Cogenco ceased active business operations in early 1988. Cogenco has been seeking potential business opportunities since that time, has maintained itself as a validly existing Colorado corporation, and has continued to make filings under Section 15(d) of the Securities Exchange Act of 1934. Except for a series of private equity financings in 2005, 2006, and 2007 totaling approximately $4.7 million, and the activities described below with DMI BioSciences, Inc. (“DMI”), and Cogenco has not engaged in active business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years. Effective October 1, 2008, the Company has decided to begin a search for a new business opportunity as a merger with DMI BioSciences, Inc. (“DMI”) inasmuch as we are no longer pursuing any business opportunities or transactions with DMI. The Company is therefore entering a new development stage as more fully defined in SFAS No. 7.

During our 2004 fiscal year, we entered into a letter of intent and then an agreement with DMI by which we agreed to participate in the development of a drug for the treatment of asthma in humans. We amended those agreements at various times, and in 2006 Cogenco converted its $3,250,000 investment into 1,000,000 shares of DMI common stock in accordance with the pre-existing agreements. Cogenco entered into certain stock purchase agreements with DMI under which Cogenco purchased an additional 673,256 shares at an aggregate purchase price of $580,000. We had a right to purchase additional shares and receive a warrant to purchase another 1,000,000 shares, however we did not complete that purchase. In March 2008, we sold our entire interest in DMI. We are no longer pursuing any business opportunities or transactions with DMI.

In February 2008 we received an inquiry from the Securities and Exchange Commission regarding the potential application of the Investment Company Act of 1940 (the "ICA") to Cogenco. In order to avoid ICA regulation, potential regulatory action, and the cost attendant to registration and operation under the ICA, Cogenco determined it to be preferable to sell its DMI shares to Genesis Biotechnology Fund Limited (“GBF”) and Genesis Capital Management Limited (“GCM Ltd”), which were already majority shareholders of Cogenco. Accordingly, on March 7, 2008 the Company entered into two separate stock purchase agreements to complete the transaction:

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2009

Organization (continued):

1	.	Cogenco entered into a stock purchase agreement with GBF to sell 1,423,256 shares of DMI common stock to GBF in consideration for GBF surrendering 1,423,256 shares of the Company’s common stock. These shares have been cancelled.

2	.	Cogenco entered into a stock purchase agreement with GCM Ltd to sell 250,000 shares of DMI common stock to GCM Ltd for $250,000, for which Cogenco received a promissory note. The promissory note issued by GCM Ltd carries 6% interest and provides that GCM Ltd will pay Cogenco $25,000 per quarter. The first payment was due on June 30, 2008 and the final payment is due on December 31, 2010, with the total principal and interest payments totaling $275,000

Cogenco is no longer a shareholder of DMI and does not intend to pursue business opportunities with DMI.

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

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2009

1.      Significant accounting policies (continued)

Stock based compensation:

The Company records stock based compensation based on the estimated fair value of the awards on the date of grant. Forfeitures of awards are estimated based on the Company’s experience, and recognizes compensation only for those awards expected to vest. Compensation expense is amortized over the estimated service period, which is the shorter of the period required for the award to vest or the derived service period implied by special accelerated vesting provisions, when they might exist as a feature of the award granted.

Loss per share:

Net loss per common share is based on the weighted average number of shares outstanding during each period.

Income taxes:

The Company accounts for income taxes using a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The Company has adopted FIN No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”.

Cash flows:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted investments:

At March 31, 2008 and 2009, restricted investments consist of $84,727 and $0, respectively, in a certificate of deposit set aside to secure a letter of credit of $70,000.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and during 2008 a certificate of deposit. The Company places its cash and certificate of deposit with high quality financial institutions, which deposits are insured up to $250,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At various times during the year, the balance at one financial institution may exceed FDIC limits.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2009

1.     Significant accounting policies (continued)

Computer equipment:

Computer equipment is stated at cost. Depreciation is provided by the Company on straight-line and accelerated methods over estimated useful lives of three to five years.

Recent accounting pronouncements:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the requirements of SFAS No. 141R.

SFAS 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

In February 2007, SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2009

Recent accounting pronouncements (continued):

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 29, 2007, we did not have any minority interests. The adoption of SFAS No. 160 is not expected to impact our financial statements.

2.      Marketable Securities

Marketable securities at March 31, 2007, consisted of 400,000 shares of common stock in Helix Biopharma Corporation (“Helix”) with a quoted market value of $552,000 at the date of acquisition. The market value of the stock at March 31, 2007 was $572,000. Genesis contributed the common stock in exchange for Cogenco common stock. The agreement provided that Genesis will deposit additional shares of Helix stock if the net proceeds of Cogenco’s sale of Helix common stock average less than $1.50 per share ($600,000 in the aggregate).

Through the quarter ended September 30, 2007 Cogenco liquidated its entire 400,000 Helix shares previously owned in normal market transactions and used those proceeds to purchase the 673,256 shares of DMI acquired between March and September 2007. Cogenco owned no marketable securities at March 31, 2008 or at March 31, 2009.

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2008 and 2009

3. Stockholders’ equity Stock issuances:

Cogenco did not issue any shares of its common stock during the years ended March 31, 2008 or March 31, 2009. On March 22, 2007, the Company issued 75,000 shares of common stock to a St. Vincent and the Grenadines accredited investor at $10 per share for 400,000 shares of Helix Biopharma Corporation common stock and $150,000 in cash. Through the quarter ended September 30, 2007 Cogenco liquidated its entire 400,000 Helix shares previously owned in normal market transactions recognizing $600,000 from the sales and used those proceeds to purchase the 673,256 shares of DMI acquired between March and September 2007. Cogenco no longer owns the DMI common stock which it sold to a related party as described in Note 1.

Stock cancellation:

Cogenco entered into a stock purchase agreement with Genesis Biotech to sell 1,423,256 shares of DMI common stock to Genesis Biotech in consideration for Genesis Biotech surrendering 1,423,256 shares of the Company’s common stock. These shares have been cancelled.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2009

4.      Income taxes

Effective April 1, 2007, the Company adopted the provision of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

No provision for income taxes is required for the years ended March 31, 2008 and 2009 or the period from inception of the development stage (October 1, 2008) through March 31, 2009 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $236,000, of which only $11,800 may be used in any one year. The 2007 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $71,000 in any one year. If not used to offset future taxable income, the carryforwards will expire as follows:

2009	$41,000
2010	26,000
2011	12,000
2012	9,000
2013	24,000
2019	8,000
2020	14,000
2021	12,000
2022	16,000
2023	17,000
2024	58,000
2025	184,000
2026	151,000
2027	103,000
2028	94,000
$769,000

As of March 31, 2008 and 2009, total deferred tax assets and valuation allowance are as follows:

	2008	2009
Deferred tax assets resulting from:
Loss carryforward	$298,100	$287,000
Future deduction for research and
development and accrued officer salary	90,200	90,200
Valuation allowance	(388,300)	(377,200)

	$-	$-

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2009

Income taxes (continued):

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

5.      Related party transactions

For the years ended March 31, 2008 and 2009 and during the period from inception of the development stage, the Company incurred legal costs of $3,000, $0 and a total of $0, respectively, from a law firm in which a principal of the law firm is a relative of an officer and director of the Company.

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

The Employment Agreement commenced September 30, 2005 when Cogenco paid DMI pursuant to a co-development agreement. The employment agreement does not prohibit Mr. D. Brenman from receiving compensation from MJM Asset Management Company Establishment “MJM”. The employment agreement was approved by the remaining members of the Cogenco board of directors, including Mr. D. Brenman’s father and his brother-in-law. Effective April 1, 2008, accrual of the salary to David Brenman has been suspended.

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2008 and 2009

5.      Related party transactions (continued):

In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at a rate of $5,350 per month over its term of 38 months. With the consent of the unaffiliated landlord, Cogenco has agreed to sublease a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, Inc. or “MIS”) for $2,675 per month (Cogenco’s cost). MIS will also be responsible for its pro-rata share of other expenses incurred under the lease. An affiliate of David Brenman has a significant equity interest in MIS and Mr. Brenman is a manager of MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. David Brenman’s father and his brother-in-law. A certificate of deposit of $85,436 was pledged as collateral on a letter of credit in the amount of $70,000 securing the lease. On May 28, 2008, the certificate of deposit was redeemed. Cash proceeds of $37,560 from the redemption were used to prepay the office rent through December 2008 and release Cogenco from the $70,000 letter of credit securing the lease. The lease expired December 2008 and MIS entered into the lease with the unaffiliated landlord and subleased one-half of the space to Cogenco. Cogenco is now paying MIS $2,675 per month for its use of one-half of the space.

In March 2008 Cogenco sold the shares of DMI common stock to GBF and GCM Ltd as described in Note 1, above. GBF and GCM Ltd are related parties in that they are related to each other and to Genesis Investment Funds Limited (“GIF”), an entity based in Saint Vincent that owns 85% of the outstanding shares of Cogenco common stock. The two directors of Cogenco are minority (less than 1%) holders of shares issued by GIF.

Included as a part of the sale of the DMI stock, Cogenco sold 250,000 shares of DMI common stock to GCM Ltd for $250,000, for which Cogenco received a promissory note. The promissory note issued by GCM Ltd carries 6% interest and provides that GCM Ltd will pay Cogenco $25,000 per quarter. The first payment was due on or before June 30, 2008 (paid on June 26, 2008) and the final payment is due on December 31, 2010, with the total principal and interest payments totaling $275,000. The promissory note also provides for a late fee equal to 5% of payments not timely made and default interest of 21% per annum. GCM Ltd has made several of its quarterly payments after the due date, and on June 19, 2009, paid the $25,000 due on March 31, 2009. Cogenco has not declared default on these payments and has not assessed the 5% late charge or the 21% default interest on the amounts due. As noted, GCM Ltd is the principal shareholder of Cogenco, and therefore this is a related party transaction as is the decision not to impose the late charge or the default interest rate.

COGENCO INTERNATIONAL, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2008 and 2009

6.	Operating lease

Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at a rate of $5,350 per month over its term of 38 months from November 2005 through December 2008. A certificate of deposit of $84,727 was pledged as collateral on a letter of credit in the amount of $70,000 securing the lease. On May 28, 2008, the certificate of deposit in the amount of $85,436 was redeemed. Cash proceeds of $37,560 from the redemption were used to prepay the office rent through December 2008 and release Cogenco from the $70,000 letter of credit securing the lease. Since January 1, 2009, this property has been leased by Micro-Imaging Solutions, LLC (“MIS”), and Cogenco has subleased the property from MIS. Cogenco uses about one-half of the space in the office suite and reimburses MIS for one-half the rent paid to the unaffiliated landlord at $5,350 per month. The first extension will expire June 30, 2009, but MIS is negotiating with the landlord to extend the lease for an additional six months and Cogenco is continuing to utilize the office space.

7.	Subsequent events

On April 28, 2009, as amended twice in June 2009, Cogenco entered into a Share Purchase Agreement (the “SPA”) with a single European investor to invest not less than $250,000 by June 30, 2009 and the balance of the anticipated $2.7 million investment by not later than July 31, 2009. Cogenco received €250,000 (approximately $346,000) from that investor on June 24, 2009 which amount Cogenco loaned to GCM Ltd on terms similar to the promissory note entered into with GCM Ltd in March 2008, but payable in a single, lump-sum payment in June 2010. GCM Ltd committed to use these funds to provide a limited amount of financing for certain second-tier subsidiaries of GCM Ltd. (the “Solar Panel Subsidiaries”). If received, Cogenco plans to use the balance of the proceeds from the investor for general and administrative purposes, to pay a fee to Genesis Capital Management AG (“GCM AG) for introducing the investor, and to lend the balance of the proceeds from the offering to GCM Ltd. GCM Ltd will use the funds in part to repay the approximately $185,900 of indebtedness owed by GCM Ltd to Cogenco pursuant to the terms of a Promissory Note dated March 7, 2008. It should be noted that (as described above), GCM Ltd owes $25,000 per quarter on the promissory note, and has been late in making certain of the payments on the note. Cogenco has not yet imposed the 5% late fee or the 21% default interest against GCM Ltd, its principal shareholder.

The €250,000 (approximately $346,000) Cogenco loan to GCM Ltd and any future transfer of funds to GCM Ltd will be to provide a limited amount of financing for the Solar Panel Subsidiaries pending the availability of more substantial financing that is necessary for the completion of their business plan (which financing may not be available on commercially reasonable terms, if at all). Cogenco is continuing negotiations for financing to negotiate and complete a possible acquisition of the Solar Panel Subsidiaries which are in the process of planning, financing and building a plant to manufacture high-tech solar panels using thin film technology in Europe and Asia.