Form 10-Q
period 2009-06-30
COGENCO INTERNATIONAL INC
filed 2009-08-14
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ________

Commission file number:    2 - 87052 - D

Cogenco International, Inc.
(Exact name of Registrant as specified in its charter)

Colorado	84-0914754
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

Suite 1840, 6400 South Fiddler’s Green Circle, Greenwood Village, CO 80111
(Address of principal executive offices and Zip Code)

(303) (303) 221-3680
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    X       No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes XX No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer      ☐                    Accelerated filer      ☐         Non-accelerated filer     ☐                     Smaller reporting☑

The number of shares outstanding of the issuer's classes of common stock, as of August 10, 2009 was 1,233,000 shares, $.01 par value.

COGENCO INTERNATIONAL, INC. (A Development Stage Company)

INDEX

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements

Balance Sheet – March 31, 2009 and June 30, 2009 (unaudited)

Statement of Operations – For the Three Months Ended June 30, 2009 and 2008
(unaudited) and Cumulative Amounts from Inception of the Development
Stage (October 1, 2008) through June 30, 3009 (unaudited)

Statement of Stockholders' Equity (Deficit) - For the Three Months Ended
June 30, 2009 (unaudited)

Statement of Cash Flows - For the Three Months Ended June 30, 2009 and 2008 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) through June 30, 2009 (unaudited)

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

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2009 and June 30, 2009
(Audited)	(Unaudited)

ASSETS
		March	June
Current assets:
Cash		$34,448	$18,210
Note receivable - related party - current portion (Note 3)		114,347	116,071
Interest receivable - related party (Note 3)		2,810	2,475
Prepaid expense		10,700	18,725

Total current assets		162,305	155,481

Computer equipment, at cost, net of accumulated
depreciation of $2,713 (March) and $2,909 (June)		787	591
Note receivable - related party - net of current portion (Note 3)		72,040	48,126

Total assets		$235,132	$204,198

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable		$437	$19,461
Accounts payable - related party		5,082	22,818
Accrued salary - officer		241,750	241,750

Total current liabilities		247,269	284,029

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 100,000,000 shares
authorized, no shares issued and outstanding		-	-
Common stock, $.01 par value; 500,000,000 shares
authroized, 1,233,000 shares issued and outstanding		12,330	12,330
Additional paid-in capital		6,150,558	6,150,558
Accumulated deficit (including $107,236 deficit
accumulated during the development stage at
June 30, 2009) (Note 1)		(6,175,025)	(6,242,719)

Total stockholders' equity (deficit)		(12,137)	(79,831)

Total liabilities and stockholders' equity (deficit)		$235,132	$204,198

See accompanying notes

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2009 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) through June 30, 2009
(Unaudited)

			Cumulative
			amounts from
	2008	2009	Inception
Costs and expenses:
Legal fees	$3,384	$13,053	$23,448
Travel and other expenses - related
party	14,924	28,866	31,307
General and administration	14,532	19,037	35,652
Rent and storage expenses	16,490	9,017	41,117
Depreciation	195	196	587
Total costs and expenses	49,525	70,169	132,111
Other income (Note 3)
Rental income	8,355	-	16,450
Interest income	5,494	2,475	8,425
Total other income	13,849	2,475	24,875
Net loss (Note 2)	$(35,676)	$(67,694)	$(107,236)
Basic and diluted loss per common share	$(0.03)	$(0.05)	$(0.09)
Weighted average number of common
shares outstanding	1,233,000	1,233,000	1,233,000

See accompanying notes

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended June 30, 2009
(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity (deficit)

Balance at March 31, 2009	1,233,000	$12,330	$6,150,558	$(6,175,025)	$(12,137)

Net loss for the three months
ended June 30, 2009	-	-	-	(67,694)	(67,694)
Balance at June 30, 2009	1,233,000	$12,330	$6,150,558	$(6,242,719)	$(79,831)

See accompanying notes

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ended June 30, 2008 and 2009 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) through June 30, 2009
(Unaudited)

	Three months Ended		Cumulative
	June 30,		amounts from
	2008	2009	Inception
Cash flows from operating activities:
Net loss	$(35,676)	$(67,694)	$(107,236)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation expense	195	196	587
Change in receivables and prepaid
expense	(26,585)	(7,690)	(1,686)
Change in accounts payable and
accrued salary - officer	17,295	36,760	29,036
Net cash used in operations	(44,771)	(38,428)	(79,299)
Cash flows from investing activities:
Receipts on note receivable - related party	20,216	22,190	65,587
Purchase certificate of deposit	(709)	-	-
Redeem certificate of deposit	85,436	-	-
Net cash provided by investing activities	104,943	22,190	65,587

Net increase (decrease) in cash	60,172	(16,238)	(13,712)
Cash and cash equivalents at
beginning of period	1,386	34,448	31,922
Cash and cash equivalents at
end of period	$61,558	$18,210	$18,210

See accompanying notes

     COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

1.	Basis of presentation

Cogenco ceased active business operations in early 1988. Cogenco has been seeking potential business opportunities since that time, has maintained itself as a validly existing Colorado corporation, and has continued to make filings under Section 15(d) of the Securities Exchange Act of 1934. Except for a series of private equity financings in 2005, 2006, and 2007 totaling approximately $4.7 million and the activities described below with DMI BioSciences, Inc. (“DMI”), Cogenco has not engaged in active business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years. Effective October 1, 2008, the Company decided to begin a search for a new business opportunity inasmuch as we were no longer pursuing any business opportunities or transactions with DMI BioSciences, Inc. (“DMI”). The Company therefore entered a new development stage as more fully defined in SFAS No. 7.

On August 11, 2009, Cogenco entered into a stock purchase agreement to acquire three subsidiaries (the “Solar Panel Subsidiaries”) of Genesis Energy Investments, PLC (“GEI Plc”), an affiliate of Cogenco’s principal shareholder, which agreement is discussed in greater detail, below. As is also discussed below, Cogenco expected financing from a European investor by June 30, 2009 with additional financing by July 31, 2009, but the financing was not received and as a result Cogenco did not have the liquidity that it expected.

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2009 and June 30, 2009, and the results of operations and cash flows for the periods ended June 30, 2008 and 2009. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund its contemplated activities. As a development stage company, the Company continues to rely on infusions of equity capital and the repayment of debt (including related party debt owed to Cogenco by its principal shareholder) to fund its contemplated activities. As a result, substantial doubt exists about the Company’s ability to continue to fund future activities using its existing resources. The Company will likely continue to seek equity investments from offshore accredited investors of which there can be no assurance of success.

     COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

2.	Income taxes

No provision for income taxes is required at March 31, 2009 and June 30, 2009 because, in management’s opinion and based on historical performance the effective tax rate for the years will be zero.

As of March 31, 2009 and June 30, 2009, total deferred tax assets and valuation allowance are as follows:

	March 31,	June 30,
	2009	2009
Deferred tax assets resulting from:
Loss carryforward	$287,000	$312,200
Future deduction for accrued salaries	90,200	90,200
Valuation allowance	(377,200)	(402,400)
	$-	$-

3.	Related party transactions

In November 2004, we entered into an employment contract with David Brenman (the Company’s president) which became effective on or about September 30, 2005, when we paid DMI $3,250,000 for participation in the co-development agreement. The employment agreement was approved by our board of directors, including David Brenman’s father and brother-in-law. The material terms of David Brenman’s employment agreement are described in our annual report on Form 10-K for the year ended March 31, 2009. We paid Mr. Brenman his salary as due under the employment agreement through August 15, 2006, but we have been unable to make payments to him as required under his employment agreement beginning August 31, 2006, except for $2,000 paid June 2007. Mr. Brenman has orally agreed to defer (without interest) collection of any other amounts due under his employment agreement until such time as Cogenco is adequately financed. Further, on March 31, 2008 Mr. Brenman orally agreed to suspend the accrual of his salary until Cogenco is adequately financed.

     COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
 NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

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

On May 28, 2008, the certificate of deposit was redeemed. Cash proceeds of $37,560 from the redemption were used to prepay the office rent through December 2008 and release Cogenco from the $70,000 letter of credit securing the lease. The lease expired December 2008. Since January 1, 2009, this property has been leased by MIS at $5,350 per month, and Cogenco has subleased the property from MIS. Cogenco uses about one-half of the space in the office suite and reimburses MIS for one-half the rent paid to the unaffiliated landlord. The lease has been extended through December 31, 2009.

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

     COGENCO INTERNATIONAL, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

3.	Related party transactions (continued)

On March 7, 2008 Cogenco sold all of its shares of DMI to Genesis Biotechnology Fund Limited (“Genesis Biotech”) and Genesis Capital Management Limited (“Genesis Management”). Cogenco sold 1,423,256 shares of DMI to Genesis Biotech in consideration for Genesis Biotech surrendering 1,423,256 shares of Cogenco common stock and sold 250,000 shares to Genesis Management in consideration for a promissory note in the face amount of $250,000. This note carries 6% interest and provides that Genesis Management will pay Cogenco $25,000 per quarter. The first payment was made by Genesis Management on June 26, 2008. The final payment is due on December 31, 2010. Total principal and interest payments will total $275,000. The payment of $25,000 due for the quarter ended June 30, 2009 was paid on August 5, 2009. Genesis Biotech and Genesis Management are affiliated with Genesis Investment Funds Limited (which was already the majority shareholder of Cogenco), and as a result of these transactions Genesis Investment Funds Limited directly or indirectly owns approximately 85% of Cogenco’s outstanding shares of common stock. Cogenco has not yet imposed the 5% late fee or the 21% default interest against GCM Ltd, Cogenco’s principal shareholder.

On April 28, 2009, as amended twice in June 2009, Cogenco entered into a Share Purchase Agreement (the “SPA”) with a single European investor (which investor was not otherwise affiliated with Cogenco) to invest not less than $250,000 by June 30, 2009 and the balance of the anticipated $2.7 million investment by not later than July 31, 2009. The shares of Cogenco common stock will be issued to the European investor at $5.00 per share. Although Cogenco initially reported that it had received €250,000 from that investor on June 24, 2009, that report (which was based on representations from others) was erroneous.

     COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
 NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

3.	Related party transactions (continued)

To the date of this report, Cogenco has not received any funds from the European investor as contemplated in the SPA. Cogenco is continuing discussions with the investor and its representatives to determine whether the investment is likely or whether other action must be considered. Further, Cogenco is exploring alternative options with respect to raising the funds that Cogenco anticipated raising through the SPA. As stated in the prior reports, even though the SPA provides for venue and jurisdiction in the United States, judgments obtained (if any) would still have to be enforced in the investor’s domicile in Europe. Cogenco cannot offer any assurance that it will receive the funds notwithstanding the investor’s commitment and various demands that have been made or that it will be able to identify or raise funds through an alternative source.

The failure of the investor to timely make payments may impact the ability of Genesis Capital Management, Ltd (“GCM Ltd”) to meet its repayment obligations to Cogenco with respect to the promissory note entered into with GCM Ltd in March 2008. The failure to receive the funds also adversely impacts Cogenco’s liquidity and working capital.

If received (of which there can be no assurance), Cogenco plans to use the balance of the proceeds from the investor (or alternative investor) for general and administrative purposes, to pay a fee to Genesis Capital Management AG (“GCM AG) for introducing the investor, and to lend the balance of the proceeds from the offering to GCM Ltd. GCM Ltd will use the funds in part to repay the approximately $141,672 of indebtedness owed by GCM Ltd to Cogenco pursuant to the terms of a Promissory Note dated March 7, 2008 and to finance the operations of certain subsidiaries of Genesis Energy Investments, Plc. (“GEI Plc” and the “Solar Panel Subsidiaries”), which as described below, Cogenco may acquire. Unless and until Cogenco receives additional funding it is (and will be) dependent on GCM Ltd’s ability to repay the loans made to finance its general and administrative obligations. GEI Plc is an affiliate of GCM Ltd.

     COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

3.	Related party transactions (continued)

On August 11, 2009, Cogenco entered into an agreement with GEI Plc to acquire its interest in the Solar Panel Subsidiares (the “Acquisition Agreement”). The Acquisition Agreement is subject to a significant number of conditions precedent, including adequate financing of Cogenco and, therefore, there can be no assurance that Cogenco will be able to complete the transactions contemplated in the Acquisition Agreement. To the extent that Cogenco completes the transaction contemplated in the Acquisition Agreement (which cannot be assured), GCM Ltd., through an affiliate, will have an obligation to David W. Brenman, President of Cogenco (“Brenman”) in accordance with a previous (informal, unwritten) agreement pursuant to the terms of which GCM Ltd. or an affiliate will be required to deliver to Brenman up to 277,879 shares of Cogenco common stock, based on the capitalization of Cogenco at the time of the transaction and other factors to be discussed and agreed between the parties.

4.	Financial Instruments

The financial instruments recorded on our balance sheets include cash, related party notes receivable, related party accounts payable and trade accounts payable. Due to their short term maturity, the carrying amounts of these financial instruments approximate fair value.

5.	Subsequent events

Subsequent events are described in Note 3, above, “Related Party Transactions” and have been evaluated through August 14, 2009, which is the date the financial statements were made available to be issued.

As described in Cogenco’s Annual Report on Form 10-K for the year ended March 31, 2009, Cogenco has had discussions with GEI Plc for the acquisition of the Solar Panel Subsidiaries. These discussions resulted in a non-binding memorandum of understanding which by its terms expired on July 31, 2009. On August 11, 2009, the parties entered into the Acquisition Agreement. Pursuant to this Acquisition Agreement, Cogenco expects to acquire GEI Plc’s entire equity interest in the Solar Panel subsidiaries. Although binding against the parties, the Acquisition Agreement is subject to a significant number of conditions precedent (including the receipt of certain Spanish governmental subsidies and Cogenco raising a significant amount of additional capital) and as such there can be no assurance that the parties will complete the transaction contemplated by the Acquisition Agreement.

As described in Note 3, above, on August 11, 2009, Cogenco entered into a stock purchase agreement (referred to herein as the “Acquisition Agreement”) with GEI Plc.

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

Material Changes in Financial Condition

Except for a series of equity financings in 2005, 2006, and 2007 and the activities related to DMI (generally described in our previous annual reports), Cogenco has not engaged in any business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years. We have not had an equity interest in DMI since March 2008 and no longer are pursuing any further business opportunities with DMI.

Since the time Cogenco ceased active business operations in 1988, at times we have been seeking potential business opportunities. As a result of our lack of liquidity, lack of assets and lack of business operations, we believe the current general weakness and volatility in the capital markets are likely to make it especially difficult for us to obtain debt or equity financing. However, if we identify an appropriate business opportunity either domestically or abroad we will attempt to pursue that opportunity. There can be no assurance that if we identify an appropriate business opportunity that we will have, or be able to obtain, the financial resources to pursue that opportunity. As an example, in April 2009 we announced a memorandum of understanding for the negotiation of a business acquisition, which memorandum and acquisition were dependent upon a significant amount of additional financing, the availability of which cannot be assured, and in August 2009 entered into an agreement for the acquisition of three subsidiaries (the “Solar Panel Subsidiaries”) of GEI Plc (the “Acquisition Agreement”) discussed further below. We cannot offer any assurance that Cogenco will be able to complete the transactions contemplated in the Acquisition Agreement.

On June 30, 2009, we had working capital deficit of $(128,548) which represents an increase from our working capital deficit of $(84,964) on March 31, 2009. The increase in our working capital deficit is primarily a result of our continuing operating losses and our use of cash assets to pay our general administrative obligations being greater than the quarterly note payments received from Genesis Capital Management Ltd. (“GCM Ltd”).

On March 31, 2009 our assets consisted primarily of a note receivable from GCM Ltd., our principal shareholder and, therefore, a related party. This consisted of $116,071 in principal and $2,475 interest as a current asset, and $48,126 as a non-current asset. As of June 30, 2009, GCM Ltd had not paid the $25,000 due on June 30, 2009, but paid Cogenco that amount on August 5, 2009. Cogenco has elected not to assess late fees, default interest, or other penalties with respect to GCM Ltd’s payments which have routinely been late. Cogenco believes that the entire note due from GCM Ltd is collectible.

The note issued from GCM Ltd obligates GCM Ltd to pay us $25,000 per quarter with the final payment due on December 31, 2010, with total principal and interest payments over the entire period totaling $275,000. Although several of the payments have not been made timely, GCM Ltd has made all payments due to Cogenco prior to the date of this note (being a total of five payments, commencing with the first due on June 30, 2008). Absent our acquisition of additional assets or funding, as installment payments are made under the note our total assets will likely continue to decrease as we expect to use the funds to pay our on-going general obligations.

Our largest current liability is the accrued salary to our president, amounting to $241,750 at June 30, 2009. Effective March 31, 2008 our president orally agreed to suspend any further accrual of the salary due to him until we are adequately financed. Accordingly, the line item for our liability for “accrued salary – officer” on our balance did not change from March 31, 2008 to June 30, 2009.

Our other significant current liabilities are accounts payable of $19,461 at June 30, 2009 ($437 at March 31, 2009) to unrelated parties, and $22,818 owed to our president at June 30, 2009 ($5,082 at March 31, 2009) for expenses he has incurred on behalf of Cogenco which have not been reimbursed to him. With our president’s consent, Cogenco prioritizes payables owed to unrelated parties and, as additional cash is available pays amounts due to the president. None of the obligations to our president incur any interest expense. Although Cogenco has a working capital deficit, management believes that as a result of the deferrals and agreements of our president, Cogenco will be able to continue to pay its obligations to third parties as they become due.

We have had significant cash flow difficulties. During recent fiscal years, we paid our operating expenses with funds raised from the issuance of common stock and the sale of marketable securities we held as well as the funds provided by GCM Ltd as it pays down the amount owed to Cogenco at the rate of $25,000 per quarter. We no longer hold any marketable securities and have not raised funds through the issuance of common stock since March 2007, although in April 2009 (amended in June 2009) we entered into a stock purchase agreement (the “SPA”) with an unrelated European investor by which Cogenco anticipated receiving proceeds from the sale of common stock. To date, no funds have been paid as required by the SPA and we cannot offer any assurance that we will receive any such funds.

Although Cogenco is continuing discussions with the European investor and has not yet declared default with respect to the SPA, Cogenco cannot offer any assurance that it will reach a satisfactory resolution. Cogenco is also exploring alternatives by which it may be able to raise the capital it originally expected to receive through the SPA.

In any event, although the SPA contemplates that Colorado law and venue is applicable to any dispute or default under the agreement, judgments obtained (if any) would still have to be enforced in the investor’s domicile in Europe. Cogenco cannot offer any assurance that it will receive the funds notwithstanding the investor’s commitment and various demands that have been made. Further, Cogenco cannot offer any assurance that it will be able to raise funds through any alternative channels.

Currently, we expect to use funds due to us under the promissory note due to us from GCM Ltd to help pay our general corporate expenses, not including the amounts due to our president. If GCM Ltd is unable to pay its obligations under the note as they become due it will likely have a significant negative effect on our ability to pay our general expenses and obligations. Given the current state of the financial markets, we cannot offer any assurance that we will be able to raise any additional funds if it should become necessary.

If received, Cogenco intends to loan a substantial portion of the funds raised under the SPA originally entered into in April 2009 (and then amended in June 2009) to GCM Ltd which will then permit GCM

Ltd to repay in full its obligation to Cogenco and to finance the operation of certain subsidiaries. Cogenco instructed the investor to pay the first €250,000 to Genesis Capital Management, Ltd. (“GCM Ltd”) as a loan to GCM Ltd from Cogenco. If received, Cogenco plans to use the balance of the proceeds received from the investor for the following purposes: (i) $70,000 of the offering proceeds will be retained by Cogenco for its general working capital purposes; (ii) to pay $135,000 to Genesis Capital Management AG (“GCM AG”) as a fee for introducing the investor to Cogenco pursuant to an agreement between Cogenco and the GCM AG; and (iii) to lend the balance of the proceeds from the offering (expected to be approximately $2,150,000) to GCM Ltd. GCM Ltd has represented to Cogenco that it will use the funds to conduct the operations of the Solar Panel Subsidiaries described below.

On August 11, 2009, Cogenco entered into an agreement with GEI Plc (the “Acquisition Agreement”) to acquire GEI Plc’s interest in the Solar Panel Subsidiaries in exchange for shares of Cogenco common stock as described below. Because the Acquisition Agreement is subject to a number of conditions precedent (including substantial financing of Cogenco) and continuing due diligence, there can be no assurance that Cogenco will be able to complete the transactions contemplated in the Acquisition Agreement.

To date, because it has not received any funds pursuant to the SPA, Cogenco has not been able to provide any funds to GCM Ltd as described above Cogenco has been informed that one of the Solar Panel Subsidiaries, Genesis Solar España, S.L. (“GSE”) was granted an interest free loan of up to €4.5 million through the Spanish government’s Ministry of Tourism, Commerce and Industry. Cogenco believes that a portion of these funds have been, or will be, available to GSE. However, the full amount of this loan is subject to a number of conditions and it is uncertain whether these conditions will be met.

GSE, Genesis Solar Singapore Pte. Ltd. (“GSS”), and Genesis Solar Hungary Kft (“GSH” and collectively the “Solar Panel Subsidiaries”) are (respectively) 98%-owned, 75%-owned, and 100%-owned subsidiaries of Genesis Energy Investments, PLC (“GEI Plc”), an affiliate of GCM Ltd. As described in Cogenco’s annual report on Form 10-K, GSE is a Spanish entity that is in the process of planning, financing and building a plant in Spain to manufacture hi-tech solar panels using thin film technology. GSE has acquired real estate and is substantially advanced in the permitting process for the manufacturing plan to be located near Cádiz, Spain. GSS is a corporation formed under the laws of Singapore and GSH is organized under Hungarian law, both of which are in the process of planning, financing and building a plant to manufacture high-tech solar panels using thin film technology. Also as described in Cogenco’s annual report to shareholders, Cogenco had entered into a memorandum of understanding to acquire the Solar Panel Subsidiaries which expired July 31, 2009 which has been supplanted by the Acquisition Agreement. The Acquisition Agreement and the conditions precedent to its completion, the material terms of that stock purchase agreement are further described in Item 5 of Part II of this Form 10-Q.

At the present time Cogenco’s capital and liquidity situation (as well as its ability to complete the Acquisition Agreement) is dependent on the ability of GCM Ltd, Cogenco’s 85% shareholder, to

(i)    continue to make payments on the promissory note GCM Ltd owes to Cogenco;

(ii)    to assist Cogenco in the continuing negotiations with the unrelated European investor’s willingness to meet his obligations under the share purchase agreement, or alternatively to assist Cogenco identify other sources of capital; and

(iii)    to assist Cogenco complete the transaction with GEI Plc contemplated in the Acquisition Agreement providing for Cogenco’s acquisition of the Solar Panel Subsidiaries.

Cogenco cannot offer any assurance that it will be able to accomplish its goals as outlined herein.

For the three months ended June 30, 2009, total stockholders’ equity decreased by more than $67,000 to $(79,831) as compared to $(12,137) as of March 31, 2009. The decrease in stockholders’ equity is primarily the result of the continued operating losses and the corresponding rise in our accumulated deficit.

Material Changes in Results of Operations

We are not operating in any business at this time, although we are continuing to seek out business opportunities and have recently entered into the Acquisition Agreement. Business opportunities require working capital to investigate and complete, and at the present time we do not have the necessary working capital and especially with the current market conditions we can offer no assurance that, if the need arises, we will be able to obtain financing on reasonable terms, if at all. We have not received any revenues from operations for more than the past ten years and, therefore, we anticipate that we will continue to incur losses.

During the three months ended June 30, 2009, we had a net loss of $(67,694), an amount almost double our loss of $(35,676) from the same period in 2008. The increased net loss for the three months ended June 30, 2009, was caused primarily by costs and expenses associated with the various business activities undertaken by Cogenco as described above, including negotiations with the non-affiliated European investor and the discussions with GEI Plc and GCM Ltd regarding future business possibilities, including the Acquisition Agreement. These increased expenses are indicated by the almost $10,000 increase during the period of legal fees (paid to unrelated parties) and an almost $14,000 increase in related party travel and other expenses. Cogenco’s general and administrative expenses and rent and storage expenses also increased by a small amount in the 2009 period as compared to the 2008 period.

Plan of Operations

Cogenco is not engaged in any business operations at the present time. Although at times we have received proposals for business opportunities from third parties and we may seek out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years except for the business transactions with DMI that were discussed in our annual report on Form 10-KSB for the year ended March 31, 2008 and the negotiations that resulted in the SPA and the Acquisition Agreement as described above and in our Form 10-K for the year ended March 31, 2009. Our agreements with DMI have been terminated and we are not pursuing any further business opportunities with or through DMI. To the extent that we are able to complete our obligations as set forth in the Acquisition Agreement, we likely will not seek other business opportunities. Any business activity, including (without limitation) the transactions contemplated in the Acquisition Agreement, will require that we obtain a significant amount of additional capital, either directly or as a condition of a business combination. For example, a condition precedent to the Acquisition Agreement is that Cogenco have, at the time of closing, book value of $50 million. Pending the outcome of our potential acquisition of the equity interests in the Solar Panel Subsidiaries, we may continue to consider and review business opportunities in a range of industries as we become aware of any opportunities that we believe are appropriate.

As a result of current general market conditions, it is likely that additional debt or equity financing will be more difficult for us to obtain until general market conditions improve. Accordingly, we cannot offer any assurance that we will be able to obtain the funds necessary to invest in other business opportunities. Going forward, we plan to use the payments due us under the note issued by GCM Ltd to help pay for our routine legal and administrative expenses. As noted above, if GCM Ltd is unable to make such payments as they become due it will have a significant negative effect on our ability to make such payments and remain a going concern. The next $25,000 payment under the note is due on or before September 30, 2009, although GCM Ltd has typically been late in making its payments under the note and we have elected not to impose any late payment penalties or default interest against our 85% shareholder, GCM Ltd.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements and thus no disclosure is required. Cogenco has an obligation to pay rent to an unaffiliated party under an office lease at the rate of $2,675 per month. This obligation is not reflected on Cogenco’s balance sheet, although our rent expense is recognized on our Statement of Operations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.      CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2009 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that because of the material weakness identified in our internal control over financial reporting described in our annual report for the year ended March 31, 2009 on Form 10-K, that, our disclosure controls and procedures were not effective as of June 30, 2009. Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.      RISK FACTORS.

There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2009 except the risks related to the nation’s general economic conditions and as related to Cogenco’s continuing financial difficulties and lack of adequate working capital due to late payments under the promissory note from GCM Ltd and the failure to make payments as required under the stock purchase agreement contemplated above.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.      OTHER INFORMATION.

A. Genesis Energy Investments Plc Stock Purchase Agreement

     On August 11, 2009 a Stock Purchase Agreement (the “Acquisition Agreement”) between GEI Plc and Cogenco became effective and binding against the parties. GEI Plc is an Hungarian entity operating as a public company whose common stock is traded on the Budapest Stock Exchange. As described above in April 2009 Cogenco and GEI Plc entered into a Memorandum of Understanding regarding Cogenco’s potential acquisition of GEI Plc’s entire interest in Genesis Solar España, S.L. (“GSE”), Genesis Solar Singapore Pte. Ltd. (“GSS”), and a third subsidiary, Genesis Solar Hungary Kft (“GSH”). As noted above, GSE, GSS, and GSH are collectively referred to as the Solar Panel Subsidiaries. Although the Acquisition Agreement imposes certain obligations on the parties, and contemplates the parties taking certain actions prior to and after the closing, as further described in this report, the closing of the transaction remains subject to a number of conditions precedent and Cogenco cannot offer any assurance that the transaction will be completed. The material terms of the Acquisition Agreement are described below.

Acquisition of Equity Interests

     Pursuant to the Acquisition Agreement Cogenco has agreed to purchase GEI Plc’s entire equity interest it now owns, or will own, at the closing of the transaction in the following three entities:

  GSE, a Spanish entity that is in the process of planning, financing and building a plant in Spain to manufacture hi-tech solar panels using thin film technology which has acquired real estate and is substantially advanced in the permitting process for the manufacturing plant to be located near Cádiz, Spain.
  GSS, a corporation formed under the laws of Singapore that is also in the process of planning, financing and building a plant to manufacture high-tech solar panels using thin film technology in Singapore; and
  GSH an entity formed under the laws of Hungary.

GEI Plc owns, or will own, at the closing of the transaction, more than a 98% equity interest in

GSE, a 100% equity interest in GSS, and a 100% equity interest in GSH. GEI Plc has agreed that it will use its best efforts to acquire any outstanding equity interest in GSE, GSS and GSH that it does not currently own so that upon the closing of the transaction Cogenco will acquire the entire outstanding equity interest in each of the three subsidiaries.

Consideration

     In consideration for acquiring the shares of the Solar Panel Subsidiaries Cogenco has agreed to issue GEI Plc 8,700,000 shares of its common stock and one share of a series of its Series A preferred stock that will be created to effect the transaction. The parties have agreed that once created and issued the one share of Series A preferred stock will have the right to appoint one person to Cogenco’s Board of Directors so long as that appointee meets certain qualifications. The share of Series A preferred stock would later be redeemable by Cogenco for $1.00 if GEI Plc directly owns fewer than 6,000,000 shares of Cogenco common stock. The share of Series A preferred stock will not have any other economic rights.

     As of the date of this report, no shares of Cogenco common stock or preferred stock have been issued to GEI Plc pursuant to the Acquisition Agreement and no shares of Cogenco will be issued until the closing of the transaction. Further, Cogenco has not created the series of preferred stock contemplated by the Acquisition Agreement and does not intend to do so until shortly before the closing of the transaction.

Conditions Precedent; Closing

     The Acquisition Agreement sets forth a number of conditions that, unless later waived or modified by the parties, must be met at or before the closing date for each party to be obligated to close the transaction. Among these obligations are:

(i)    GSE must have received commitments from the Spanish federal government or any local government to support the contemplated construction of a plant to manufacture hi-tech solar panels using thin film technology based on current plans, which commitment (the “Spanish Subsidies Commitment”) on terms and conditions reasonably acceptable to Cogenco and that provide for subsidies of at least €20,000,000;

(ii)    the total number of shares of Cogenco common stock to be issued to GEI Plc at the closing must represent at least 40% of Cogenco’s then outstanding common stock and voting power; and

(iii)    at the close of the last fiscal period prior to the closing of the transaction Cogenco will have a book value calculated in accordance with US GAAP of at least $50,000,000.

     GEI Plc will provide disclosure to Cogenco of any exceptions to its representations and warranties in a disclosure letter to be delivered not later than 90 days after signatures to the GEI SPA. The disclosure letter must be acceptable to Cogenco at that time. In addition, Cogenco expects to continue its due diligence investigation into the Solar Panel Subsidiaries, although Cogenco requires a significant amount of additional financing to be able to do so as intended.

     Unless the parties later agree otherwise the Acquisition Agreement provides that the closing of the transaction will occur at the earlier of December 15, 2009 or the termination of any applicable waiting period required under U.S. antitrust laws. At the closing Cogenco has agreed to deliver to GEI Plc 6,100,000 shares of its common stock and one share of the to be created Series A preferred stock. Further, at the closing Cogenco will deliver 2,600,000 shares of its common stock into an escrow account to be established with a third party.

     The 2,600,000 shares to be deposited with a third party escrow agent are to be held in escrow for up to one year from the closing date of the transaction. As further described below, the Acquisition Agreement sets forth the conditions upon which those shares will potentially be released in full to GEI Plc, returned in full to Cogenco, or returned to Cogenco in part and released to GEI Plc in part. GEI Plc and Cogenco have agreed that they will use their best efforts to name the escrow agent and to negotiate an appropriate escrow agreement prior to October 31, 2009.

     In addition to delivering the equity interests in GSE, GSS, and GSH, as a condition to closing GEI Plc has agreed that it will execute certain other agreements, including a release whereby, among other things, it would release any and all potential legal claims it then has against Cogenco.

Representations and Warranties; Covenants

     As part of the Acquisition Agreement both GEI Plc and Cogenco made certain representations and warranties to each other. Included in its representations and warranties GEI Plc made standard certain representations regarding certain issues and facts, such as its (and GSE’s, GSS’ and GSH’s) operations, capital structure, intellectual property, assets, operations, and financial records.

     In addition to making certain standard representations and warranties, included in the representations and warranties made by Cogenco were certain representations and warranties with respect to Cogenco’s capitalization at the Closing Date. Further, Cogenco agreed that following the closing of the transaction it will not issue any shares of its equity securities for a price less than $10 per common share unless it:

(i)    first offers GEI Plc a 30 day right of first refusal to purchase the shares; or

(ii)    Cogenco’s shares are traded on a registered stock exchange, the average closing price on the exchange is less than $10 per share and six months have lapsed since the closing.

     However, upon GEI Plc owning less than 5,000,000 shares of Cogenco common stock both of the foregoing conditions will terminate.

     Cogenco has also agreed that following the closing of the transaction it will use its best efforts to, among other things: (i) register its common stock under Section 12(b) or 12(g) of the Securities Exchange Act of 1934; (ii) file a registration statement by which GEI Plc can distribute the shares of Cogenco common stock it acquires to its shareholders unless the shares can be distributed without registration; and (iii) within 18 months of the closing apply for listing of its common shares on one of certain U.S. stock exchanges.

Amount of Spanish Subsidies Commitment

     To the extent the Spanish Subsidies Commitment is any amount less than €20,000,000 as of the transaction’s closing date, Cogenco may terminate the Acquisition Agreement or in its discretion waive that condition precedent and reduce the total number of shares of its common stock to be issued to GEI Plc.

     If within one year following the closing of the transaction the amount of Spanish Subsidies Commitment becomes, for whatever reason, less than €18,000,000, Cogenco may claim a portion of the 2,600,000 shares from the escrow arrangement. The Acquisition Agreement provides that:

(i)	if the Spanish Subsidies Commitment is equal to or less than €15,000,000, all 2,600,000 shares may be removed from the escrow account and returned to Cogenco;

(ii)	if the Spanish Subsidies Commitment is equal to or less than €18,000,000 but greater than €15,000,000, Cogenco may reclaim shares from escrow in an amount calculated in proportion to the total amount of the Spanish Subsidies Commitment actually received and the number of shares originally deposited in escrow; and

(iii)	if the Spanish Subsidies Commitment is greater than €18,000,000 Cogenco cannot reclaim any common shares from the escrow account.

The parties also agreed that neither party may make a claim against any shares of Cogenco common stock held in escrow, except with respect to the shares that may be released or returned as a result of the amount of Spanish Subsidies Commitment.

Termination

     The Acquisition Agreement can be terminated by either party in certain situations, including if there is a material breach of the Acquisition Agreement or the transaction has not closed by May 31, 2010. Additionally, each party can terminate the Acquisition Agreement if all conditions precedent to the transaction have not either been met or waived by the parties, or if those conditions become impossible to meet (including each party’s representations, warranties and covenants).

Related Party Transactions

     GEI Plc is an affiliate of GCM Ltd which is a significant Cogenco shareholder. GCM Ltd directly or indirectly currently owns approximately 85% of Cogenco’s outstanding common stock. In addition, GCM Ltd owes certain funds to both of Cogenco and GEI Plc, which repayments will be made in full as a result of the completion of the contemplated transactions.

     GEI Plc and its agents have incurred an obligation to an affiliate of David Brenman, Cogenco’s President, through a previous agreement. Pursuant to that agreement GEI Plc is required to deliver to Mr. Brenman up to 277,879 shares of Cogenco’s common stock upon, or immediately after, the closing of the transaction contemplated by the Acquisition Agreement. The total amount of shares to be delivered to Mr. Brenman will be based on the actual amount of Cogenco’s capitalization on the closing date of the transaction and will be reduced on a pro-rata basis to the extent that Cogenco’s book value is then less than $50 million.

Other Provisions

     Among the other provisions in the Acquisition Agreement, subject to certain conditions, both GEI Plc and Cogenco have agreed to indemnify each other for certain damages that could arise from the Acquisition Agreement and the transaction it contemplates. Further, the Acquisition Agreement contains other provisions that are commonly contained in an agreement of this nature, such as confidentiality provisions and obligations on the parties to execute any other agreements or documents necessary to complete their obligations set forth in the Acquisition Agreement.

No Assurances as to Closing

     As noted above the transaction contemplated by the Acquisition Agreement is subject to a number of conditions including Cogenco having a minimum book value, both parties’ due diligence, and each party meeting or waiving certain conditions precedent. In order for Cogenco to meet its obligations under the conditions precedent, Cogenco will have to raise a significant amount of additional capital, the availability of which cannot be assured. There can be no assurance that Cogenco will be able to meet the conditions precedent to its contemplated acquisition, or that if Cogenco does meet the conditions precedent that Cogenco will be able to complete the acquisition or the pre and post closing actions that the Acquisition Agreement contemplates. In addition, there are many other issues involved in the transaction, including coordinating international legal requirements, international operations, and the significant expense of international communications and travel.

B.      Shareholder Nomination Procedures.

     During the quarter ended June 30, 2009, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors. Shareholders may recommend nominees to the board of directors by addressing correspondence to the President.

ITEM 6.      EXHIBITS

A.                                              Exhibits

10.1	Stock Purchase Agreement between Cogenco and Genesis Energy Investments Plc, filed herewith.
31.	Certification pursuant to Rule 13a-14(a).
32.	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2009	/s/ David W. Brenman
David W. Brenman, President
Principal Executive Officer, Principal AccountingOfficer,
Principal Financial Officer and Director