Form 10-Q
period 2009-09-30
COGENCO INTERNATIONAL INC
filed 2009-11-20
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(303) 221-3680
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:      Yes      [   X    ]     No [       ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [     ]      No [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  XX  ]      No  [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer Accelerated filer Non-accelerated filer Smallerreporting     ☑

The number of shares outstanding of the issuer's classes of common stock, as of November 9, 2009 was 1,233,000 shares, $.01 par value.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)

INDEX

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements
Balance Sheet – March 31, 2009 and September 30, 2009 (unaudited)

Statement of Operations – For the Three Months Ended September 30, 2008 and 2009
(unaudited)

Statement of Operations – For the Six Months Ended September 30, 2008 and 2009
(unaudited) and Cumulative Amounts from Inception of the Development
Stage (October 1, 2008) through September 30, 2009 (unaudited)

Statement of Stockholders' Equity (Deficit) - For the Six Months Ended
September 30, 2009 (unaudited)

Statement of Cash Flows - For the Six Months Ended September 30, 2008 and 2009 and Cumulative
Amounts from Inception of the Development Stage (October 1, 2008) through September 30, 2009
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

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2009 and September 30, 2009
(Audited)	(Unaudited)

ASSETS
	March	September
Current assets:
Cash	$34,448	$23,000
Note receivable - related party - current portion (Note 4)	114,347	94,956
Interest receivable - related party (Note 4)	2,810	-
Prepaid expense	10,700	11,767

Total current assets	162,305	129,723

Computer equipment, at cost, net of accumulated
depreciation of $2,713 (March) and $3,105 (September)	787	395
Note receivable - related party - net of current portion (Note 4)	72,040	23,852

Total assets	$235,132	$153,970

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$437	$-
Accounts payable - related party	5,082	23,199
Officer payable (Note 4)	-	40,000
Accrued salary - officer	241,750	241,750

Total current liabilities	247,269	304,949

Stockholders' equity:
Preferred stock, $.01 par value; 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 500,000,000 shares
authroized, 1,233,000 shares issued and outstanding	12,330	12,330
Additional paid-in capital	6,150,558	6,150,558
Accumulated deficit (including $178,384 deficit
accumulated during the development stage at
September 30, 2009) (Note 1)	(6,175,025)	(6,313,867)

Total stockholders' equity (deficit)	(12,137)	(150,979)

Total liabilities and stockholders' equity	$235,132	$153,970

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2008 and 2009
(Unaudited)

	2008	2009
Costs and expenses:
Legal fees	$6,657	$20,549
Travel and other expenses - related
party	2,426	-
General and administration	3,968	44,514
Rent and storage expenses	17,150	8,025
Depreciation	197	196
Total costs and expenses	30,398	73,284
Other income (Note 4)
Rental income	8,025	-
Interest income	3,465	2,136
Total other income	11,490	2,136
Net loss (Note 3)	$(18,908)	$(71,148)
Basic and diluted loss per common share	$(0.02)	$(0.06)
Weighted average number of common
shares outstanding	1,233,000	1,233,000

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Six Months Ended September 30, 2008 and 2009 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) through September 30, 2009
(Unaudited)

			Cumulative
			amounts from
	2008	2009	Inception
Costs and expenses:
Legal fees	$10,041	$33,602	$43,997
Travel and other expenses - related
party	17,350	28,866	31,307
General and administration	18,500	63,551	80,166
Rent and storage expenses	33,640	17,042	49,142
Depreciation	392	392	783
Total costs and expenses	79,923	143,453	205,395
Other income (Note 4)
Rental income	16,380	-	16,450
Interest income	8,959	4,611	10,561
Total other income	25,339	4,611	27,011
Net loss (Note 3)	$(54,584)	$(138,842)	$(178,384)

Basic and diluted loss per common share	$(0.04)	$(0.11)	$(0.14)

Weighted average number of common
shares outstanding	1,233,000	1,233,000	1,233,000

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended September 30, 2009
(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity (deficit)

Balance at March 31, 2009	1,233,000	$12,330	$6,150,558	$(6,175,025)	$(12,137)

Net loss for the six months
ended September 30, 2009	-	-	-	(138,842)	(138,842)
Balance at September 30, 2009	1,233,000	$12,330	$6,150,558	$(6,313,867)	$(150,979)

See accompanying notes.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended September 30, 2008 and 2009 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) through September 30, 2009
(Unaudited)

	Six months Ended		Cumulative
	September 30,		amounts from
	2008	2009	Inception
Cash flows from operating activities:
Net loss	$(54,584)	$(138,842)	$(178,384)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation expense	392	392	783
Change in receivables and prepaid
expense	(13,999)	1,743	7,747
Change in payables and accrued
salary - officer	(6,216)	57,680	49,956
Net cash used in operations	(74,407)	(79,027)	(119,898)
Cash flows from investing activities:
Receipts on note receivable - related party	20,216	67,579	110,976
Purchase certificate of deposit	(709)	-	-
Redeem certificate of deposit	85,436	-	-
Net cash provided by investing activities	104,943	67,579	110,976

Net increase (decrease) in cash	30,536	(11,448)	(8,922)
Cash and cash equivalents at
beginning of period	1,386	34,448	31,922
Cash and cash equivalents at
end of period	$31,922	$23,000	$23,000

See accompanying notes.

     COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

1.	Basis of presentation

Cogenco ceased active business operations in early 1988. Cogenco has been seeking potential business opportunities since that time, has maintained itself as a validly existing Colorado corporation, and has continued to make filings under Section 15(d) of the Securities Exchange Act of 1934. Except for a series of private equity financings in 2005, 2006, and 2007 totaling approximately $4.7 million, and the activities described below with DMI BioSciences, Inc. (“DMI”), Cogenco has not engaged in active business operations for more than the past five years. Cogenco has not received any revenues from operations for more than the past ten years. Effective October 1, 2008, the Company decided to begin a search for a new business opportunity inasmuch as we were no longer pursuing any business opportunities or transactions with DMI BioSciences, Inc. (“DMI”). The Company therefore entered a new development stage as more fully defined in the guidance in section 915 of the FASB Accounting Standards Codification™ (See Note 2).

On August 11, 2009, Cogenco entered into a stock purchase agreement to acquire three subsidiaries (collectively the “Solar Panel Subsidiaries”) of Genesis Energy Investments, PLC (“GEI Plc”), an affiliate of Cogenco’s principal shareholder, which agreement is discussed in greater detail below. As is also discussed below, Cogenco expected financing from a European investor by June 30, 2009 with additional financing by July 31, 2009, but the financing was not received and as a result Cogenco did not have the liquidity that it expected and has not been able to pursue the acquisition. Cogenco continues to be in discussion with potential financing sources and with GEI Plc to extend its obligations under the agreement.

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2009 and September 30, 2009, and the results of operations and cash flows for the periods ended September 30, 2008 and 2009. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations. As a development stage company, the Company continues to rely on infusions of equity capital and the repayment of debt (including related party debt owed to Cogenco by Genesis Capital Management Limited) to fund its contemplated activities. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources. The Company will likely continue to seek equity investments from offshore accredited investors of which there can be no assurance.

     COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

2.      Recently Issued Accounting Standards

Recently adopted accounting standards

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification ™ (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not have a material impact on the Company’s Financial Statements upon adoption. Accordingly, the disclosures will explain accounting concepts rather than cite specific topics of U.S. GAAP.

In June 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events, whether that evaluation date is the date of issuance or the date the financial statements were available to be issued, and alerts all users of financial statements that an entity has not evaluated subsequent events after that evaluation date in the financial statements being presented. See footnote 6 for required disclosure.

In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. It relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed once a year. The guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet date at fair value. This guidance was adopted by the company effective April 1, 2009. See footnote 5 for required disclosure.

Issued but not yet effective accounting standards

In June 2009, the FASB issued authoritative guidance to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. It requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance is effective for fiscal years beginning on January 1, 2010. The Company is currently assessing the impact that this guidance may have on its Financial Statements.

3.	Income taxes

No provision for income taxes is required at March 31, 2009 and September 30, 2009 because, in management’s opinion and based on historical performance the effective tax rate for the years will be zero.

As of March 31, 2009 and September 30, 2009, total deferred tax assets and valuation allowance are as follows:

	March 31,	September 30,
	2009	2009
Deferred tax assets resulting from:
Loss carryforward	$287,000	$338,700
Future deduction for accrued salaries	90,200	90,200
Valuation allowance	(377,200)	(428,900)
	$-	$-

4.	Related party transactions

In November 2004 we entered into an employment contract with Mr. Brenman (the Company’s president) which became effective on or about September 30, 2005, when we paid DMI $3,250,000 for participation in the co-development agreement. The employment agreement was approved by our board of directors, including Mr. Brenman’s father and brother-in-law. The material terms of David Brenman’s employment agreement are described in our annual report on Form 10-K for the year ended March 31, 2009. We paid Mr. Brenman his salary as due under the employment agreement through August 15, 2006, but we have been unable to make payments to him as required under his employment agreement beginning August 31, 2006, except for $2,000 paid June 2007. Mr. Brenman has orally agreed to defer (without interest) collection of any other amounts due under his employment agreement until such time as Cogenco is adequately financed. Further, on March 31, 2008 Mr. Brenman orally agreed to suspend the accrual of his salary until Cogenco is adequately financed.

During the quarter ended September 30, 2009, Mr. Brenman advanced Cogenco $40,000 to provide Cogenco additional liquidity to pay its obligations pursuant to the terms of a promissory note issued by the Company (the “Note”). The Note is a demand note and accrues interest at 5%. Principal and accrued interest is due in full upon demand by Mr. Brenman.

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

4.	Related party transactions (continued)

In October 2005, Cogenco entered into an office lease with an unaffiliated party for approximately 3,210 square feet at a rate of $5,350 per month over its term of 38 months. With the consent of the unaffiliated landlord, Cogenco agreed to sublease a portion of the space (approximately 1,605 square feet) to another company ( “MIS”) for $2,675 per month (Cogenco’s cost). Under this arrangement MIS was responsible for its pro-rata share of other expenses incurred under the lease. An affiliate of Mr. Brenman has a significant equity interest in MIS and Mr. Brenman is a manager of MIS. The lease and sublease was approved by the remaining members of the Cogenco board of directors, including Mr. Brenman’s father and his brother-in-law.

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

Starting in August 2004 Cogenco entered into agreements creating various relationships with DMI. Pursuant to one of the agreements Cogenco paid DMI $3,250,000, however due to a lack of funding did not make any of the payments contemplated by a separate agreement. Because Cogenco was unable to provide DMI the funding contemplated by the agreements between the parties, on June 22, 2007 Cogenco’s $3,250,000 investment in DMI was converted into 1,000,000 shares of DMI stock. Cogenco also entered into a series of stock purchase agreements with DMI and purchased a total of 673,256 shares of DMI from March 31, 2007 through the quarter ended December 31, 2007. As a result of these transactions on December 31, 2007 Cogenco owned 1,673,256 shares of DMI stock.

     COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

4.	Related party transactions (continued)

On March 7, 2008 Cogenco sold all of its shares of DMI to Genesis Biotechnology Fund Limited (“Genesis Biotech”) and Genesis Capital Management Limited (“GCM Ltd”). Cogenco sold 1,423,256 shares of DMI to Genesis Biotech in consideration for Genesis Biotech surrendering 1,423,256 shares of Cogenco common stock and sold 250,000 shares to GCM Ltd. in consideration for a promissory note in the face amount of $250,000. This note carries 6% interest and provides that GCM Ltd. will pay Cogenco $25,000 per quarter. The first payment was made by GCM Ltd. on June 26, 2008. The final payment is due on December 31, 2010. Total principal and interest payments will total $274,211. Genesis Biotech and GCM Ltd. are affiliated with Genesis Investment Funds Limited (which was already the majority shareholder of Cogenco), and as a result of these transactions Genesis Investment Funds Limited directly or indirectly owns 85% of Cogenco’s outstanding shares of common stock. Cogenco has not yet imposed the 5% late fee or the 21% default interest against GCM Ltd, an affiliate of Cogenco by reason of GCM Ltd’s control of Genesis Investment Fund Ltd, Cogenco’s principal shareholder.

On April 28, 2009, as amended twice in June 2009, Cogenco entered into a Share Purchase Agreement (the “SPA”) with a single European investor (which was not otherwise affiliated with Cogenco) to invest not less than $250,000 by June 30, 2009 and the balance of the anticipated $2.7 million investment by not later than July 31, 2009. The shares of Cogenco common stock were to be issued to the European investor at $5.00 per share. Cogenco did not receive any funds from the European investor as contemplated in the SPA and no shares of Cogenco common stock were issued pursuant to the SPA. On October 22, 2009, Cogenco’s Board of Directors affirmatively terminated the SPA and notified the investor of its termination. As stated in prior reports, even though the SPA provides for venue and jurisdiction in the United States, judgments obtained (if any) would still have to be enforced in the Investor’s domicile in Europe. Although Cogenco did not raise any funds through the SPA it is continuing to explore alternative options to raise funds that it expected to raise through the investor. Cogenco cannot offer any assurance that it will be able to identify or raise funds through an alternative source.

The failure of the investor to timely make payments may impact the ability of GCM Ltd to meet its repayment obligations to Cogenco with respect to the promissory note entered into with GCM Ltd in March 2008. The failure to receive the funds also adversely impacts Cogenco’s liquidity and working capital.

Cogenco continues to seek adequate funds to explore and further certain business opportunities with and through GCM Ltd. and its affiliates. Unless and until Cogenco receives additional funding it is (and will be) dependent on GCM Ltd.’s ability to repay the loans made to finance its general and administrative obligations. Although Cogenco recently completed an offering of 1,730,000 shares of its common stock at $0.01 per share to its board members, affiliates of GCM Ltd, the chairman of GEI Plc, and others, this $17,300 will not provide sufficient funding for Cogenco to meet its corporate requirements. See Note 6, “Subsequent Events.”

COGENCO INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

4.	Related party transactions (continued)

On August 11, 2009, Cogenco entered into an agreement (the “Acquisition Agreement”) with GEI Plc to acquire its interest in Genesis Solar España, S.L. (“GSE”), Genesis Solar Singapore Pte. Ltd. (“GSS”), and a third subsidiary, Genesis Solar Hungary Kft (“GSH”). As noted above, GSE, GSS, and GSH are collectively referred to herein as the Solar Panel Subsidiaries. The Acquisition Agreement is subject to a significant number of conditions precedent, including adequate financing of Cogenco and, therefore, there can be no assurance that Cogenco will be able to complete the transactions contemplated in the Acquisition Agreement. To the extent that Cogenco completes the transaction contemplated in the Acquisition Agreement (which cannot be assured), GCM Ltd, through an affiliate, will have an obligation to Mr. Brenman, President of Cogenco in accordance with a previous (informal, unwritten) agreement pursuant to the terms of which GCM Ltd. or an affiliate will be required to deliver to Mr. Brenman up to 277,879 shares of Cogenco common stock, based on the capitalization of Cogenco at the time of the transaction and other factors to be discussed and agreed between the parties. The parties are discussing certain amendments to the Acquisition Agreement which may reduce funding commitments and delay timing, but the parties have not executed any amendments thereto and there can be no assurance that they will do so.

5.	Financial Instruments

The financial instruments recorded on our balance sheets include cash, related party notes receivable, related party accounts payable and trade accounts payable. Due to their short term maturity, the carrying amounts of these financial instruments approximate fair value.

6.	Subsequent events

On November 18, 2009 Cogenco issued 1,730,000 shares of common stock to eight individual investors (including our President Mr. Brenman, the other member of our Board of Directors, the principals of GCM Ltd, the chairman of GEI Plc and certain other parties) pursuant to a private placement transaction. Cogenco received net proceeds of $17,300 from this transaction.

On November 18, 2009 Cogenco’s board of directors adopted and approved the Cogenco International, Inc. 2009 Equity Incentive Plan and reserved 1,500,000 shares for issuance under the plan. To date, no options have been granted, or shares issued, under the plan.

Subsequent events have been evaluated through November 20, 2009 which is the date the financial statements were made available to be issued.

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

On September 30, 2009, we had working capital deficit of $(175,226) which represents an increase from our working capital deficit of $(84,964) on March 31, 2009. The increase in our working capital deficit is primarily a result of continuing general and administrative expenditures which were financed by a $40,000 interest-bearing loan extended to the Company by Mr. Brenman (our President) during the quarter ended September 30, 2009, which led to our continuing operating losses, and our on-going use of cash assets to pay our general administrative obligations, the total of which is greater than the quarterly note payments received from Genesis Capital Management Ltd. (“GCM Ltd”).

On March 31, 2009 our assets consisted primarily of a note receivable from GCM Ltd., a related party as a result of GCM Ltd.’s control of Genesis Investment Fund Ltd., our principal shareholder. This consisted of $114,347 in principal and $2,810 interest as a current asset, and $72,040 as a non-current asset. On August 5, 2009 GCM Ltd paid the $25,000 that was due on June 30, 2009 and then in September 2009 timely paid the next $25,000 installment. To date, Cogenco has not yet imposed the 5% late fee or the 21% default interest against GCM Ltd. Cogenco believes that the entire note due from GCM Ltd is collectible.

The note issued from GCM Ltd obligates GCM Ltd to pay us $25,000 per quarter with the final payment due on December 31, 2010, with total principal and interest payments over the entire period totaling $274,211. Although several of the payments have not been made timely, GCM Ltd has made all payments due to Cogenco under the note (being a total of six payments, commencing with the first due on June 30, 2008). Absent our acquisition of additional assets or funding, as installment payments are made under the note our total assets will likely continue to decrease as we expect to use the funds to pay our on-going general obligations.

Our largest current liabilities are those owed to our President, Mr. Brenman, for:

Unpaid accrued salary amounting to $241,750 at September 30, 2009. Effective March 31, 2008 Mr. Brenman orally agreed to suspend any further accrual of the salary due to him until we are adequately financed. Accordingly, the line item for our liability for “accrued salary – officer” on our balance did not change from March 31, 2008 to September 30, 2009 since that obligation does not bear interest.

$23,199 at September 30, 2009 ($5,082 at March 31, 2009) for expenses Mr. Brenman has incurred on behalf of Cogenco which have not been reimbursed to him, which obligation does not bear interest.

$40,000 advanced to the Company during the quarter ended September 30, 2009 which is represented by a promissory note bearing interest at 5% per annum, due on demand.

With Mr. Brenman’s consent, Cogenco prioritizes payables owed to unrelated parties and, as additional cash is available pays amounts due to Mr. Brenman. Although Cogenco has a working capital deficit, management believes that as a result of the deferrals and agreements of our President, Cogenco will be able to continue to pay its obligations to third parties as they become due.

We have had significant cash flow difficulties. During recent fiscal years, we paid our operating expenses with funds raised from the issuance of common stock and the sale of marketable securities we held as well as the funds provided by GCM Ltd as it pays down the amount owed to Cogenco at the rate of $25,000 per quarter. We no longer hold any marketable securities, and except for $17,300 raised in November 2009, we have not raised funds through the issuance of common stock since March 2007.

Currently, we expect to use funds due to us under the GCM Ltd promissory note to help pay our general corporate expenses, other than the amounts due to Mr. Brenman. If GCM Ltd is unable to pay its obligations under the note as they become due it will likely have a significant negative effect on our ability to pay our general expenses and obligations. Given the current state of the financial markets, we cannot offer any assurance that we will be able to raise any additional funds if it should become necessary. We expect to pay our other obligations to our President at least in part from any private placement funding that we receive in the future, although any such payment intention will be fully disclosed at the time and will be based on the facts and circumstances then existing.

In April 2009 (amended in June 2009) we entered into a stock purchase agreement (the “SPA”) with an unrelated European investor by which Cogenco anticipated receiving proceeds from the sale of common stock. After on-going discussions with the investor Cogenco no longer expected that any payments would be made pursuant to the SPA and accordingly, on October 22, 2009 Cogenco affirmatively terminated the SPA. Cogenco may consider taking actions to enforce the SPA or pursue other legal remedies against the investor. However, even though the SPA provides for venue and jurisdiction in the United States, judgments obtained (if any) would still have to be enforced in the investor’s domicile in Europe. Management is considering whether such action would be worth the expenditure and may conclude that it is not. As a result of the failure of the investment anticipated from the SPA Cogenco is exploring alternative funding through other channels, although Cogenco cannot offer any assurance that it will be able to raise funds through any alternative channels.

On August 11, 2009, Cogenco entered into an agreement with GEI Plc (the “Acquisition Agreement,” described in more detail in Item 5 of Part II of Cogenco’s Form 10-Q for the quarter ended June 30, 2009) to acquire GEI Plc’s interest in the Solar Panel Subsidiaries (being Genesis Solar España, S.L. (“GSE”), Genesis Solar Singapore Pte. Ltd. (“GSS”), and a third subsidiary, Genesis Solar Hungary Kft (“GSH”)) in exchange for shares of Cogenco common stock as described below. Because the Acquisition Agreement is subject to a number of conditions precedent (including substantial financing of Cogenco) and continuing due diligence, there can be no assurance that Cogenco will be able to complete the transactions contemplated in the Acquisition Agreement. Cogenco has been informed that GSE was granted an interest free loan of up to €4.5 million through the Spanish government’s Ministry of Tourism, Commerce and Industry. However, the full amount of this loan is subject to a number of conditions and it is uncertain whether these conditions will be met. Because of the failure to receive the funding anticipated by the SPA, Cogenco has not been able to complete the due diligence or take the other actions required under the Acquisition Agreement and it is not likely that the parties will be able to meet the December 15, 2009, closing date anticipated in the agreement. Cogenco is engaged in discussions with GEI Plc representatives to determine whether an amendment to the Acquisition Agreement is appropriate.

At the present time Cogenco’s capital and liquidity situation (as well as its ability to complete the Acquisition Agreement) is dependent on the ability of GCM Ltd:

(i)	to continue to make payments on the promissory note GCM Ltd owes to Cogenco;

(ii)	to assist Cogenco in raising significant financing to allow Cogenco to meet its obligations and to perform the due diligence and other actions necessary to complete the transactions contemplated in the Acquisition Agreement; and

(iii)	to assist Cogenco complete the transaction with GEI Plc contemplated in the Acquisition Agreement providing for Cogenco’s acquisition of the Solar Panel Subsidiaries.

Cogenco cannot offer any assurance that it will be able to accomplish its goals as outlined herein.

For the six months ended September 30, 2009, total stockholders’ equity decreased by more than $138,000 to $(150,979) as compared to $(12,137) as of March 31, 2009. The decrease in stockholders’ equity is primarily the result of the continued operating losses, indebtedness to Mr. Brenman, and the corresponding rise in our accumulated deficit.

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

10

During the six months ended September 30, 2009, we had a net loss of $(138,842), an amount more than double our loss of $(54,584) from the same period in 2008. The increased net loss for the six months ended September 30, 2009, was caused primarily by costs and expenses associated with the various business activities undertaken by Cogenco as described above, including negotiations with the then-potential non-affiliated European investor and the discussions with GEI Plc and GCM Ltd regarding future business possibilities, including the Acquisition Agreement. These increased expenses are indicated by the more than $20,000 increase during the period of legal fees (paid to unrelated parties) and a more than $45,000 increase in general and administrative expenses.

Similarly, during the three months ended September 30, 2009, our net loss increased by more than $50,000 when compared to the same period in 2008 (being a net loss of $(71,148) for the 2009 period compared to $(18,908) for the 2008 period). The increased net loss for the three month period ended September 30, 2009 was in large part a result of the expenses associated with the on-going discussions with GEI Plc and GCM Ltd regarding business possibilities, including the Acquisition Agreement. This activities led to significantly increased legal fees ($20,549 for the 2009 period versus $6,657 for the 2008 period) and general and administrative expenses ($44,514 for the 2009 period versus $3,968 for the 2008 period).

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

As a result of current general market conditions, it is likely that additional debt or equity financing will be more difficult for us to obtain until general market conditions improve. Accordingly, we cannot offer any assurance that we will be able to obtain the funds necessary to invest in other business opportunities. Going forward, we plan to use the payments due us under the note issued by GCM Ltd to help pay for our routine legal and administrative expenses. As noted above, if GCM Ltd is unable to make such payments as they become due it will have a significant negative effect on our ability to make such payments and remain a going concern. The next $25,000 payment under the note is due on or before December 31, 2009.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.      CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2009 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that because of the material weakness identified in our internal control over financial reporting described in our annual report for the year ended March 31, 2009 on Form 10-K, that, our disclosure controls and procedures were not effective as of September 30, 2009. Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.      RISK FACTORS.

There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2009, except the risks related to the nation’s general economic conditions, and as related to Cogenco’s continuing financial difficulties and lack of adequate working capital.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 18, 2009 Cogenco closed a private placement of the Company’s common stock. The Company issued a total of 1,730,000 shares of common stock at $0.01 per share. There were a total of eight investors in the offering, each being either an “accredited investor” and/or “non-U.S. person” as those terms are defined in the Securities Act of 1933 and the rules promulgated thereunder. The following sets forth the information required by Item 701 of SEC Regulation S-K:

(a)     On November 18, 2009, Cogenco sold an aggregate of 1,730,000 shares of common stock at $0.01 per share.

(b)     There was no placement agent or underwriter for the transaction.

(c)     Cogenco received an aggregate of $17,300 in consideration for the shares. No underwriting discounts or commissions were paid.

(d)     We relied on the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction, as well as Regulation D and Regulation S. Each of the investors represented that he qualifies as either an “accredited investor” and/or “non-U.S. person” as those terms are defined in the Securities Act of 1933 and the rules promulgated thereunder. Further, we did not engage in any public advertising or general solicitation in connection with this transaction. We provided the investors with disclosure of all aspects of our business, including providing the investors with our reports filed with the Securities and Exchange Commission, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the investors obtained all information regarding Cogenco it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e)     The common stock issued is not exercisable, exchangeable, or convertible. We have no registration obligation relating to the shares of common stock issued.

(f)     We plan to retain the funds raised for working capital purposes.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.      OTHER INFORMATION.

     On November 18, 2009 our Board of Directors approved the Cogenco International, Inc. 2009 Equity Incentive Plan (the “Plan”). The Plan is intended to provide incentives to officers, employees and other persons, including consultants and advisers, who contribute to the success of the Company by offering them the opportunity to acquire an ownership interest in it or increase their ownership interest. The Board of Directors believes that this also will help to align the interests of our management and employees with the interests of its shareholders.

     The Plan provides for a maximum of 1,500,000 shares of common stock to be reserved to be issued upon the exercise of options (“Options”) or the grant of restricted stock awards (“Bonuses”). The Plan includes two types of Options. Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) are referred to as “Incentive Options.” Options, which are not intended to qualify as Incentive Options are referred to as “Non-Qualified Options.” Bonuses, which may also be granted under the Plan, are the outright issuance of shares of Common Stock.

     The adoption of the Plan is not subject to shareholder approval, although Cogenco will likely seek shareholder approval to permit the issuance of Options which will qualify as Incentive Options pursuant to the Code.

     The Plan is administered by the Board of Directors since the Company has not appointed a Compensation Committee. In addition to determining who will be granted Options or Bonuses, the Committee (or the Board in the absence of the Committee) has the authority and discretion to determine when Options and Bonuses will be granted and the number of Options and Bonuses to be granted. The Board (or, if appointed, the Committee) also may determine a vesting and/or forfeiture schedule for Bonuses and/or Options granted, the time or times when each Option becomes exercisable, the duration of the exercise period for Options and the form or forms of the agreements, certificates or other instruments evidencing grants made under the Plan. The Board (or Committee) may determine the purchase price of the shares of common stock covered by each Option and determine the Fair Market Value per share. The Board (or Committee) also may impose additional conditions or restrictions not inconsistent with the provisions of the Plan. The Board (or Committee) may adopt, amend and rescind such rules and regulations as in its opinion may be advisable for the administration of the Plan. If the number of shares reserved under the Plan is increased, shareholder approval must be obtained on the amendment to increase the shares reserved.

     The Board (or Committee) also has the power to interpret the Plan and the provisions in the instruments evidencing grants made under it, and is empowered to make all other determinations deemed necessary or advisable for the administration of it.

     The grant of Options or Bonuses under the Plan does not confer any rights with respect to continuation of employment, and does not interfere with the right of the recipient or the Company to terminate the recipient's employment, although a specific grant of Options or Bonuses may provide that termination of employment or cessation of service as an employee, officer, or consultant may result in forfeiture or cancellation of all or a portion of the Bonuses or Options.

     In the event a change, such as a stock split, is made in our capitalization which results in an exchange or other adjustment of each share of Common Stock for or into a greater or lesser number of shares, appropriate adjustments will be made to unvested bonuses and in the exercise price and in the number of shares subject to each outstanding Option. The Board (or, if appointed, the Committee) also may make provisions for adjusting the number of bonuses or underlying outstanding Options in the event we effect one or more reorganizations, recapitalizations, rights offerings, or other increases or reductions of shares of our outstanding Common Stock. Options and Bonuses may provide that in the event of the dissolution or liquidation of the Company, a corporate separation or division or the merger or consolidation of the Company, the holder may exercise the Option on such terms as it may have been exercised immediately prior to such dissolution, corporate separation or division or merger or consolidation; or in the alternative, the Board (or, if appointed, the Committee) may provide that each Option granted under the Plan shall terminate as of a date fixed by the Committee.

     The exercise price of any Option granted under the Plan must be no less than 100% of the “fair market value” of our Common Stock on the date of grant. Any Incentive Stock Option granted under the Plan to a person owning more than 10% of the total combined voting power of the Common Stock shall be at a price of no less than 110% of the Fair Market Value per share on the date of grant.

     The exercise price of an Option may be paid in cash, in shares of our Common Stock or other property having a fair market value equal to the exercise price of the Option, or in a combination of cash, shares and property. Unless otherwise stated by Board (or Committee) resolution, the Options can also be exercised pursuant to “net exercise” procedures which permit the fair market value of the Options (equal to the value of the underlying shares less the exercise price) to be used to pay the exercise price. The Board (or Committee) shall determine whether or not property other than cash or Common Stock or a net exercise may be used to purchase the shares underlying an Option and shall determine the value of the property received. The Plan provides that, unless otherwise provided by the Board (or the Committee), Options granted under the Plan survive a Change of Control (as that term is defined in the Plan) and for 18 months following a Change of Control if the holder is terminated as an employee of the Company without cause following a Change of Control

ITEM 6. EXHIBITS
A.		Exhibits

10.1		Cogenco International, Inc. 2009 Equity Incentive Plan

31.		Certification pursuant to Rule 13a-14(a).

32.	.	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Date: November 20, 2009	/s/ David W. Brenman
David W. Brenman, President
Principal Executive Officer, Principal Accounting Officer,
Principal Financial Officer and Director