Form 10-Q
period 2009-12-31
COGENCO INTERNATIONAL INC
filed 2010-02-16
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission file number: 2 - 87052 - D

Genesis Solar Corporation
(Exact name of Registrant as specified in its charter)

Colorado	84-0914754
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

4600 South Ulster Street, Suite 800
Denver, Colorado 80237
(Address of principal executive offices and Zip Code)

(303) 221-3680
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Aspen was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   ☐     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company XX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes XX      No  ☐

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at February 12, 2010
Common stock, $.01 par value	2,963,000

2

GENESIS SOLAR CORPORATION
(A Development Stage Company)

INDEX

PART I. FINANCIAL INFORMATION
Item 1:	Financial Statements
Balance Sheet – March 31, 2009 and December 31, 2009 (unaudited)

Statement of Operations – For the Three Months Ended December 31, 2008 and 2009
(unaudited)

Statement of Operations – For the Nine Months Ended December 31, 2008 and 2009
(unaudited) and Cumulative Amounts from Inception of the Development
Stage (October 1, 2008) through December 31, 2009 (unaudited)

Statement of Stockholders' Equity (Deficit) - For the Nine Months Ended
December 31, 2009 (unaudited)

Statement of Cash Flows - For the Nine Months Ended December 31, 2008 and 2009 and Cumulative
Amounts from Inception of the Development Stage (October 1, 2008) through December 31, 2009
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

GENESIS SOLAR CORPORATION
(A Development Stage Company)
BALANCE SHEET
March 31, 2009 and December 31, 2009
(Audited)	(Unaudited)

ASSETS
	March	December
Current assets:
Cash	$34,448	$17,252
Note receivable - related party - current portion (Note 4)	114,347	118,808
Interest receivable - related party (Note 4)	2,810	1,790
Prepaid expenses and other assets	10,700	2,675

Total current assets	162,305	140,525

Computer equipment, at cost, net of accumulated
depreciation of $2,713 (March) and $3,300 (December)	787	200
Note receivable - related party - net of current portion (Note 4)	72,040	-

Total assets	$235,132	$140,725

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$437	$7,316
Accounts payable - related party	5,082	23,199
Officer payable (Note 4)	-	40,000
Accrued salary - officer	241,750	241,750
Accrued interest - officer (Note 4)	-	519

Total current liabilities	247,269	312,784

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 500,000,000 shares
authorized, 1,233,000 (March) and 2,963,000 (December)	12,330	29,630
shares issued and outstanding
Additional paid-in capital	6,150,558	6,150,558
Accumulated deficit (including $216,764 deficit
accumulated during the development stage at
December 31, 2009) (Note 1)	(6,175,025)	(6,352,247)

Total stockholders' equity (deficit)	(12,137)	(172,059)

Total liabilities and stockholders' equity (deficit)	$235,132	$140,725

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended December 31, 2008 and 2009
(Unaudited)

	2008	2009
Costs and expenses:
Legal fees	$4,126	$12,042
Travel and other expenses - related
party	940	-
General and administration	6,978	19,390
Rent and storage expenses	16,050	8,025
Depreciation	195	195
Total costs and expenses	28,289	39,652
Other income (expense) (Note 4)
Rental income	8,425	-
Interest income	3,141	1,791
Interest expense	-	(519)
Total other income (expense)	11,566	1,272
Net loss (Note 3)	$(16,723)	$(38,380)
Basic and diluted loss per common share	$(0.01)	$(0.02)
Weighted average number of common
shares outstanding	1,233,000	2,041,587

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Nine Months Ended December 31, 2008 and 2009 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) through December 31, 2009
(Unaudited)

			Cumulative
			amounts from
	2008	2009	Inception
Costs and expenses:
Legal fees	$14,167	$45,644	$56,039
Travel and other expenses - related
party	18,290	28,866	31,307
General and administration	26,578	82,941	99,556
Rent and storage expenses	48,590	25,067	57,167
Depreciation	587	587	978
Total costs and expenses	108,212	183,105	245,047
Other income (expense) (Note 4)
Rental income	24,805	-	16,450
Interest income	12,100	6,402	12,352
Interest expense	-	(519)	(519)
Total other income (expense)	36,905	5,883	28,283
Net loss (Note 3)	$(71,307)	$(177,222)	$(216,764)
Basic and diluted loss per common share	$(0.06)	$(0.12)	$(0.16)
Weighted average number of common
shares outstanding	1,233,000	1,503,509	1,396,136

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended December 31, 2009
 (Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity (deficit)

Balance at March 31, 2009	1,233,000	$12,330	$6,150,558	$(6,175,025)	$(12,137)
Sale of common stock to 8	1,730,000	17,300	-	-	17,300
related parties for cash ($.01
per share) November 18, 2009
Net loss for the nine months
ended December 31, 2009	-	-	-	(177,222)	(177,222)
Balance at December 31, 2009	2,963,000	$29,630	$6,150,558	$(6,352,247)	$(172,059)

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Nine Months Ended December 31, 2008 and 2009 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) through December 31, 2009
(Unaudited)

	Nine months Ended		Cumulative
	December 31,		amounts from
	2008	2009	Inception
Cash flows from operating activities:
Net loss	$(71,307)	$(177,222)	$(216,764)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation expense	587	587	978
Change in receivables and prepaid
expense	2,376	9,045	15,049
Change in payables and accrued
expenses	(9,812)	25,515	17,791
Net cash used in operations	(78,156)	(142,075)	(182,946)
Cash flows from investing activities:
Receipts on note receivable - related party	41,752	67,579	110,976
Purchase certificate of deposit	(709)	-	-
Redeem certificate of deposit	85,436	-	-
Net cash provided by investing activities	126,479	67,579	110,976
Cash flows from financing activities:
Proceeds from officer payable	-	40,000	40,000
Proceeds from sale of common stock	-	17,300	17,300
Net cash provided by financing activities	-	57,300	57,300
Net increase (decrease) in cash	48,323	(17,196)	(14,670)
Cash and cash equivalents at
beginning of period	1,386	34,448	31,922
Cash and cash equivalents at
end of period	$49,709	$17,252	$17,252

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009

1.	Basis of presentation

Effective December 7, 2009 the company changed its name from Cogenco International, Inc. to Genesis Solar Corporation (“Genesis Solar” or the “Company”) when the Company’s Amended and Restated Articles of Incorporation became effective with the Colorado Secretary of State. The Company’s shareholders approved this name change at an annual meeting of shareholders held on March 30, 2009, but at that time authorized Company management to effect the name change at a later date. Based on the business operations and transactions the Company hopes to engage in, in November 2009 the Company’s Board of Directors believed it was appropriate to change the Company’s name to Genesis Solar Corporation and thereafter caused the Company to effect the name change. Although the Company’s name has been changed for corporate purposes and the Company has made certain filings with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”), those regulatory filings are still under review by the respective agencies and they may not now recognize the Company’s name, Genesis Solar Corporation.

Genesis Solar ceased active business operations in early 1988. Genesis Solar has been seeking potential business opportunities since that time, has maintained itself as a validly existing Colorado corporation, and has continued to make filings under Section 15(d) of the Securities Exchange Act of 1934. Except for a series of private equity financings in 2005, 2006, and 2007 totaling approximately $4.7 million, and the activities described below with DMI BioSciences, Inc. (“DMI”), Genesis Solar has not engaged in active business operations for more than the past five years. Genesis Solar has not received any revenues from operations for more than the past ten years. Effective October 1, 2008, the Company decided to begin a search for a new business opportunity inasmuch as we were no longer pursuing any business opportunities or transactions with DMI. The Company therefore entered a new development stage as more fully defined in the guidance in Section 915 of the FASB ACcounting Standards Codification™ (See Note 2).

On August 11, 2009, Genesis Solar entered into a stock purchase agreement to acquire three subsidiaries (collectively the “Solar Panel Subsidiaries”) of Genesis Energy Investments, PLC (“GEI Plc”), an affiliate of Genesis Solar’s principal shareholder. As further described below, this stock purchase agreement was amended during the quarter ended December 31, 2009 and again in January 2010. Genesis Solar expected financing from a European investor by June 30, 2009 with additional financing by July 31, 2009, but the financing was not received and subsequent efforts to obtain financing have not been successful to date. As a result Genesis Solar did not and does not have the liquidity that it expected which has delayed Genesis Solar’s efforts to pursue the acquisition. Genesis Solar continues to be in discussion with potential financing sources which, if received, Genesis Solar expects to primarily use to continue to further the acquisition.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009

1.	Basis of presentation (continued)

The accompanying financial statements have been prepared by Genesis Solar, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2009 and December 31, 2009, and the results of operations and cash flows for the periods ended December 31, 2008 and 2009. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, Genesis Solar has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations. As a development stage company, Genesis Solar continues to rely on infusions of equity capital and the repayment of debt (including related party debt owed to Genesis Solar by Genesis Capital Management Limited) to fund its contemplated activities. As a result, substantial doubt exists about Genesis Solar’s ability to continue to fund future operations using its existing resources. Genesis Solar will likely continue to seek equity investments from offshore accredited investors, however there can be no assurance that it will actually receive any such funding.

Reclassification: The Company has reclassified the proceeds from the Officer payable (reflected in “cash flows from operating activities – changes in payables and accrued salary – officer” in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009) as a financing activity (“cash flows from financing activities – proceeds from officer payable”) on the Statement of Cash Flows.

2.	Recently Issued Accounting Standards

Recently adopted accounting standards

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification ™ (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not have a material impact on Genesis Solar’s Financial Statements upon adoption. Accordingly, the disclosures will explain accounting concepts rather than cite specific topics of U.S. GAAP.

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

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009

2.	Recently Issued Accounting Standards (continued)

Issued but not yet effective accounting standards

In June 2009, the FASB issued authoritative guidance to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. It requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance is effective for fiscal years beginning on January 1, 2010. Genesis Solar is currently assessing the impact that this guidance may have on its Financial Statements.

3.	Income taxes

No provision for income taxes is required at March 31, 2009 and December 31, 2009 because, in management’s opinion and based on historical performance the effective tax rate for the years will be zero.

As of March 31, 2009 and December 31, 2009, total deferred tax assets and valuation allowance are as follows:

	March 31,	December 31,
	2009	2009
Deferred tax assets resulting from:
Loss carryforward	$287,000	$352,900
Future deduction for accrued salaries	90,200	90,400
Valuation allowance	(377,200)	(443,300)
	$-	$-

4.	Related party transactions

In November 2004 we entered into an employment agreement with Mr. Brenman (Genesis Solar’s president) which became effective on or about September 30, 2005. The employment agreement was approved by our board of directors, including Mr. Brenman’s father and brother-in-law. The material terms of David Brenman’s employment agreement are described in our annual report on Form 10-K for the year ended March 31, 2009. We paid Mr. Brenman his salary as due under the employment agreement through August 15, 2006, but, except for a $2,000 payment made in June 2007, since August 31, 2006, we have been unable to make payments to him as required under his employment agreement. Mr. Brenman has orally agreed to defer (without interest) collection of any other amounts due under his employment agreement until such time as Genesis Solar is adequately financed. Further, on March 31, 2008 Mr. Brenman orally agreed to suspend the accrual of his salary until Genesis Solar is adequately financed.

During the quarter ended September 30, 2009, Mr. Brenman advanced Genesis Solar $40,000 to provide Genesis Solar additional liquidity to pay its obligations pursuant to the terms of a promissory note issued by the Company (the “Note”). The Note is a demand note and accrues interest at 5%. Principal and accrued interest is due in full upon demand by Mr. Brenman.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009

4.	Related party transactions (continued)

In October 2005, Genesis Solar entered into an office lease with an affiliated party for approximately 3,210 square feet at a rate of $5,350 per month over its term of 38 months. With the consent of the unaffiliated landlord, Genesis Solar agreed to sublease a portion of the space to another company (“MIS”) for $2,675 per month (Genesis Solar’s cost). Under this arrangement MIS was responsible for its pro-rata share of other expenses incurred under the lease. An affiliate of Mr. Brenman has a significant equity interest in MIS and Mr. Brenman is a manager of MIS. The lease and sublease was approved by the remaining members of the Genesis Solar board of directors, including Mr. Brenman’s father and his brother-in-law.

A certificate of deposit of $85,436 was pledged as collateral on a letter of credit in the amount of $70,000 securing the lease. On May 28, 2008, the certificate of deposit was redeemed. Cash proceeds of $37,560 from the redemption were used to prepay the office rent through December 2008 and release Genesis Solar from the $70,000 letter of credit securing the lease. The lease expired December 2008. During calendar 2009 this same property was leased by MIS at $5,350 per month, and Genesis Solar subleased the property from MIS. Genesis Solar used about one-half of the space in the office suite and reimbursed MIS for one-half the rent paid to the unaffiliated landlord. On December 31, 2009 the lease expired and Genesis Solar (along with MIS) moved its principal office. Effective as of January 1, 2010, Genesis Solar has an obligation to pay MIS under a new office lease at the rate of $2,300 per month. MIS leases the office space from an unaffiliated landlord, and Genesis Solar reimburses MIS for Genesis Solar’s proportional share (based on square footage occupied).

Starting in August 2004 Genesis Solar entered into agreements creating various relationships with DMI. Pursuant to one of the agreements Genesis Solar paid DMI $3,250,000, however due to a lack of funding did not make any of the payments contemplated by a separate agreement. Because Genesis Solar was unable to provide DMI the funding contemplated by the agreements between the parties, on June 22, 2007 Genesis Solar’s $3,250,000 investment in DMI was converted into 1,000,000 shares of DMI common stock. Genesis Solar also entered into a series of stock purchase agreements with DMI and purchased a total of 673,256 shares of DMI from March 31, 2007 through the quarter ended December 31, 2007. As a result of these transactions on December 31, 2007 Genesis Solar owned 1,673,256 shares of DMI stock.

On March 7, 2008 Genesis Solar sold all of its shares of DMI to Genesis Solar Biotechnology Fund Limited (“Genesis Biotech”) and Genesis Capital Management Limited (“GCM Ltd”). Genesis sold 1,423,256 shares of DMI to Genesis Biotech in consideration for Genesis Biotech surrendering 1,423,256 shares of Genesis common stock and sold 250,000 shares to GCM Ltd. in consideration for a promissory note in the face amount of $250,000. This note carries 6% interest and provides that GCM Ltd. will pay Genesis $25,000 per quarter. The first payment was made by GCM Ltd. on June 26, 2008. The final payment is due on December 31, 2010. Total principal and interest payments will total $274,211. Genesis Biotech and GCM Ltd. are affiliated with Genesis Investment Funds Limited, which through its affiliated entities was, and currently is, the majority shareholder of Genesis Solar (currently owning greater than 50% of Genesis Solar’s outstanding common stock). Although certain of the payments due under the note have not been timely made, Genesis Solar has not yet imposed the 5% late fee or the 21% default interest against GCM Ltd.

10

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009

4.	Related party transactions (continued)

Genesis Solar continues to seek adequate funds to explore and further certain business opportunities with and through GCM Ltd. and its affiliates. Unless and until Genesis Solar receives additional funding it is (and will be) dependent on GCM Ltd.’s ability to repay the loans made to finance its general and administrative obligations. Although in November 2009 Genesis Solar completed a private placement of 1,730,000 shares of its common stock at $0.01 per share this $17,300 will not provide sufficient funding for Genesis Solar to meet its corporate requirements.

On August 11, 2009, Genesis Solar entered into an agreement (the “Acquisition Agreement”) with GEI Plc to acquire its interest in Genesis Solar España, S.L. (“GSE”), Genesis Solar Singapore Pte. Ltd. (“GSS”), and a third subsidiary, Genesis Solar Hungary Kft (“GSH”). On November 24, 2009, and then again on January 19, 2010, Genesis Solar and GEI Plc amended the terms of the Acquisition Agreement. These amendments, among other things, provide that Genesis Solar will acquire GSE and GSS and has an option to acquire GSH. Further, the Acquisition Agreement as amended provides that Genesis Solar will acquire from GEI Plc “know how” that it owns and has attributed to GSE and GSS. The Acquisition Agreement is subject to a significant number of conditions precedent, and therefore, there can be no assurance that Genesis Solar will be able to complete the transactions contemplated in the Acquisition Agreement.

On November 18, 2009 Genesis’s board of directors adopted and approved the Genesis Solar Corporation 2009 Equity Incentive Plan and reserved 1,500,000 shares for issuance under the plan. To date, no options have been granted, or shares issued, under the plan.

5.	Financial Instruments

The financial instruments recorded on our balance sheets include cash, related party notes receivable, related party accounts payable and trade accounts payable. Due to their short term maturity, the carrying amounts of these financial instruments approximate fair value.

6.	Subsequent events

On January 19, 2010 Genesis Solar entered into a second amendment to the earlier (July 24, 2009) stock purchase agreement with Genesis Energy Investments PLC. This stock purchase agreement is defined above as the “Acquisition Agreement.”

Subsequent events have been evaluated through February 16, 2010 which is the date the financial statements were made available to be issued.

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

Material Changes in Financial Condition

     Effective December 7, 2009 the company changed its name from Cogenco International, Inc. to Genesis Solar Corporation (“Genesis Solar” or the “Company”) when the company’s Amended and Restated Articles of Incorporation became effective with the Colorado Secretary of State. The Company’s shareholders approved this name change at an annual meeting of shareholders held on March 30, 2009, but at that time authorized Company management to effect the name change at a later date. Based on the business operations and transactions the Company hopes to engage in, in November 2009 the Company’s Board of Directors believed it was appropriate to change the Company’s name to Genesis Solar Corporation and thereafter caused the Company to effect the name change. Genesis Solar has made the filings it believes are necessary with the Financial Industry Regulatory Authority (FINRA) to obtain a new trading symbol for the Company’s common stock and to reflect the name change with the Securities and Exchange Commission, and such filings continue to be under review and may not yet be completed or processed by the applicable regulatory agency/entity.

     Except for a series of equity financings in 2005, 2006, and 2007 and the activities related to DMI (generally described in our previous annual reports), Genesis Solar Corporation (“Genesis Solar”) has not engaged in any business operations for more than the past five years. Genesis Solar has not received any revenues from operations for more than the past ten years. We have not had an equity interest in DMI since March 2008 and we are no longer pursuing any further business opportunities with DMI. We have in effect an agreement (the “Acquisition Agreement”) which, if completed, would result in Genesis Solar acquiring from an affiliate (Genesis Energy Investments PLC (“GEI Plc”)) both Genesis Solar España, S.L. (“GSE”) and Genesis Solar Singapore Pte. Ltd. (“GSS”). Upon the completion of those acquisitions, Genesis Solar will have an option to acquire a third subsidiary of GEI Plc, Genesis Solar Hungary Kft (“GSH”).

     Although Genesis Solar originally entered into a memorandum of understanding in April 2009 with the goal of acquiring GSE and certain sister entities (Genesis Solar Singapore Pte. Ltd. (“GSS”), and a third subsidiary, Genesis Solar Hungary Kft (“GSH”)) and notwithstanding several amendments to the agreement entered into to complete the acquisition, Genesis Solar has not been able to complete the acquisition because of a lack of funding to complete the necessary due diligence and final contractual closing obligations. Although the latest amendment to the agreement for the acquisition of GSE requires delivery of a disclosure letter by March 20, 2010, but contemplates the closing to occur on “(i) March 1, 2010 or (ii) the date that is two business days following the termination of the applicable waiting period under the HSR Act (if applicable), or at such other time and place as the parties may agree.” Given the fact that Genesis Solar does not have, and has not had, the capital necessary to proceed with the necessary work for the closing to take place, it is not likely that the closing will occur on March 1, 2010. Genesis Solar cannot offer any assurance that the parties will agree to extend the closing date, or that the contemplated acquisition will ever occur. The arrangement between Genesis Solar and GEI Plc has been described in a number of documents filed with the Securities and Exchange Commission since March 31, 2009, including Genesis Solar’s Form 10-Q for the quarter ended June 30, 2009, Genesis Solar’s Current Report on Form 8-K dated November 24, 2009, and Genesis Solar’s Current Report on Form 8-K dated January 19, 2010.

     Since the time Genesis Solar ceased active business operations in 1988, at times we have been seeking potential business opportunities. As a result of our lack of liquidity, lack of assets and lack of business operations, we believe the current general weakness and volatility in the capital markets are likely to make it especially difficult for us to obtain debt or equity financing. However, when we have identified an appropriate business opportunity either domestically or abroad at times we have attempted to pursue that opportunity, although in each case to date a lack of financing has prevented us from completing that acquisition.

     On December 31, 2009, we had working capital deficit of $(172,259) which represents an increase from our working capital deficit of $(84,964) on March 31, 2009. The increase in our working capital deficit is primarily a result of continuing general and administrative expenditures, a $40,000 interest-bearing loan extended to the Company by Mr. Brenman (our President) during the quarter ended September 30, 2009, our continuing operating losses, and our on-going use of cash assets to pay our general administrative obligations.

     For the nine months ended December 31, 2009, total stockholders’ equity decreased by almost $160,000 to $(172,059) as compared to $(12,137) as of March 31, 2009. The decrease in stockholders’ equity is primarily the result of the continued operating losses and the corresponding rise in our accumulated deficit.

     Currently, our only outside source of liquidity is a quarterly $25,000 note payment that is due from Genesis Capital Management Ltd. (“GCM Ltd”), and this is insufficient to maintain our general and administrative and other expenses. CGM Ltd. is a related party as a result of its control of Genesis Investment Fund Ltd., which together with its affiliates is the largest shareholder of Genesis Solar. The note issued from GCM Ltd obligates GCM Ltd to pay us $25,000 per quarter with the final payment due on December 31, 2010. The total principal and interest payments over the entire period will total $274,211. Although several of the payments have not been made timely, to date GCM Ltd has made all payments due to Genesis Solar under the note. Absent our acquisition of additional assets or outside funding, as GCM Ltd makes the remaining installment payments under the note our total assets will continue to decrease as we expect to use the funds received to pay our on-going general obligations. Our other source of funds for our general and administrative and other expenses have been loans received from our president, David Brenman.

     On March 31, 2009 our assets consisted primarily of the note receivable from GCM Ltd. This consisted of $114,347 in principal and $2,810 interest as a current asset, and $72,040 as a non-current asset. As of December 31, 2009 this note remained Genesis Solar’s largest asset, however only $118,808 of principal amount remained due. Only four more payments are due under the note. Because we expect to continue to use our limited cash on hand and the payments due under the note to fund at least a portion of our continuing general and administrative expenses (unless we are able to identify and obtain outside funding of which there can be no assurance), we expect our assets and liquidity to continue to diminish during the remainder of fiscal 2010. Although at times GCM Ltd has not timely made the payments due under the note, to date Genesis Solar has not yet imposed the 5% late fee or the 21% default interest against GCM Ltd. Genesis Solar believes that the entire note due from GCM Ltd is collectible.

Our largest current liabilities are those owed to our President, Mr. Brenman, for:

§	Unpaid accrued salary amounting to $241,750 at December 31, 2009. Effective March 31, 2008 Mr. Brenman orally agreed to suspend any further accrual of the salary due to him until we are adequately financed. Accordingly, the line item for our liability for “accrued salary – officer” on our balance did not change from March 31, 2008 to December 31, 2009 since that obligation does not bear interest.

§	$23,199 at December 31, 2009 ($5,082 at March 31, 2009) for expenses Mr. Brenman has incurred on behalf of Genesis Solar which have not been reimbursed to him, which obligation does not bear interest.

§	$40,000 advanced to the Company during the quarter ended September 30, 2009 which is represented by a promissory note bearing interest at 5% per annum, due on demand. As of December 31, 2009, $519 in interest had accrued on this note.

     With Mr. Brenman’s consent, Genesis Solar prioritizes payables owed to unrelated parties and, as additional cash is available, pays amounts due to Mr. Brenman. Although Genesis Solar has a working capital deficit, management believes that as a result of the deferrals and agreements of our President, in the near term Genesis Solar will be able to continue to pay its obligations to third parties as they become due.

     We have had significant cash flow difficulties. During recent fiscal years, we paid our operating expenses with funds raised from the issuance of common stock, the sale of marketable securities we held, as well as the funds provided by GCM Ltd as it pays down the amount owed to Genesis Solar at the rate of $25,000 per quarter. We no longer hold any marketable securities and have only limited cash on-hand. During the quarter ended December 31, 2009 Genesis Solar completed a $17,300 private placement through the sale of its common stock. However, the funds raised in this private placement are not sufficient to address our expected financial obligations and expenditures beyond the near term. Except for this $17,300 private placement, Genesis has not raised funds through the issuance of common stock since March 2007.

     Currently, we expect to use funds due to us under the GCM Ltd promissory note to help pay our general corporate expenses through the end of calendar 2010, other than the amounts due to Mr. Brenman. If GCM Ltd is unable to pay its obligations under the note as they become due it will likely have a significant negative effect on our ability to pay our general expenses and obligations. However, the funds we anticipate receiving from GCM Ltd. will not be sufficient to permit us to execute upon the transactions contemplated by the Acquisition Agreement, and as a result we expect to have to identify and execute upon an outside source of liquidity. Given the current state of the financial markets, we cannot offer any assurance that we will be able to raise any additional funds if it should become necessary. We expect to pay our other obligations to our President at least in part from any private placement funding that we receive in the future, although any such payment intention will be fully disclosed at the time and will be based on the facts and circumstances then existing.

     In April 2009 (amended in June 2009) we entered into a stock purchase agreement (the “SPA”) by which Genesis Solar anticipated receiving $2,700,000 in proceeds from the sale of common stock. After on-going discussions with the prospective investor Genesis Solar did not receive any funds under the SPA and on October 22, 2009 affirmatively terminated the SPA. Genesis Solar may consider taking actions to enforce the SPA or pursue other legal remedies against the prospective investor. However, even though the SPA provides for venue and jurisdiction in the United States, judgments obtained (if any) would still have to be enforced in the investor’s domicile in Europe. Management is considering whether such action would be worth the expenditure and will likely conclude that it is not. Because we did not receive the funds we anticipated to raise through the SPA, Genesis Solar is exploring alternative sources of funding. However, especially in light of the difficulties Genesis Solar has experienced raising capital combined with the on-going general instability in the financial markets, Genesis Solar cannot offer any assurance that it will be able to raise funds through any alternative channels.

     At the present time Genesis Solar’s capital and liquidity situation (as well as its ability to complete the Acquisition Agreement) is dependent on the ability of GCM Ltd:

(i)	to continue to make payments on the promissory note GCM Ltd owes to Genesis Solar;

(ii)	to help Genesis Solar indentify sources of financing to allow Genesis Solar to meet its obligations and to perform the due diligence and other actions necessary to complete the transactions contemplated in the Acquisition Agreement; and

(iii)	to assist Genesis Solar complete the transaction with GEI Plc contemplated in the Acquisition Agreement.

     Genesis Solar cannot offer any assurance that it will be able to accomplish its goals as outlined herein and unless Genesis Solar receives a substantial amount of funding, it will not be able to complete its obligations under the Acquisition Agreement.

Material Changes in Results of Operations

     We are not operating in any business at this time, although we are continuing to seek out business opportunities and have in August 2009 entered into the Acquisition Agreement. Business opportunities require working capital to investigate and complete, and at the present time we do not have the necessary working capital and especially with the current market conditions we can offer no assurance that, if the need arises, we will be able to obtain financing on reasonable terms, if at all. We have not received any revenues from operations for more than the past ten years and, therefore, we anticipate that we will continue to incur losses.

     During the nine months ended December 31, 2009, we had a net loss of $(177,222), an amount more than double our loss of $(71,307) from the same period in 2008. The increased net loss for the nine months ended December 31, 2009, was caused primarily by costs and expenses associated with the various business activities undertaken by Genesis Solar as described in this Form 10-Q, including negotiations with potential investors and the discussions with GEI Plc and GCM Ltd regarding future business possibilities, including the Acquisition Agreement. These increased expenses are indicated by the more than $31,000 increase during the period of legal fees (paid to unrelated parties) and a more than $56,000 increase in general and administrative expenses.

     Similarly, during the three months ended December 31, 2009, we had a net loss of $(38,380), an amount that was more than double our net loss of $(16,723) from the same period in 2008. The increased net loss for the three month period ended December 31, 2009 was also in large part a result of the expenses associated with the on-going discussions with GEI Plc and GCM Ltd regarding business possibilities, including the Acquisition Agreement. These activities led to significantly increased legal fees ($12,042 for the 2009 period versus $4,126 for the 2008 period) and general and administrative expenses ($19,390 for the 2009 period versus $6,978 for the 2008 period).

Plan of Operations

     Any future activity of Genesis Solar, whether to complete an acquisition of GSE, GSS, or GSH (pursuant to the agreements described above or otherwise) or to engage in any other business combination, is and will continue to be wholly-dependent on the ability of Genesis Solar to obtain a significant amount of additional financing. As a result of current general market conditions, it is likely that additional debt or equity financing will be more difficult for us to obtain until general market conditions improve. We have pursued several financing opportunities, none of which have come to fruition. Accordingly, we cannot offer any assurance that we will be able to obtain the funds necessary to invest in other business opportunities.

Off Balance Sheet Arrangements

     We have no off balance sheet arrangements and thus no disclosure is required. Genesis Solar has an obligation to pay rent to an affiliated party, Micro-Imaging Solutions, LLC, under an office lease at the rate of $2,300 per month. Micro-Imaging Solutions leases the office space from an unaffiliated landlord, and Genesis Solar reimburses Micro-Imaging Solutions for Genesis Solar’s proportional share (based on square footage occupied).

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.      CONTROLS AND PROCEDURES

     Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2009 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that because of the material weakness identified in our internal control over financial reporting described in our annual report for the year ended March 31, 2009 on Form 10-K, that, our disclosure controls and procedures were not effective as of December 31, 2009. Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.      RISK FACTORS.

     There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2009, except the risks related to the on-going turbulent general global economic conditions, and as related to Genesis Solar’s continuing financial difficulties and lack of adequate working capital.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On November 18, 2009 Genesis Solar issued 1,730,000 shares of its common stock in a private placement transaction. The information required by Item 701 of Regulation S-K was previously reported in Genesis Solar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS

3.1	Amended and Restated Articles of Incorporation. (1)

10.1	Genesis Solar Corporation 2009 Equity Incentive Plan. (2)

10.2	Amendment No. 1 dated November 24, 2009, to Stock Purchase Agreement dated July 24, 2009 (1)

10.3	Amendment No. 2 dated January 19, 2010, to Stock Purchase Agreement dated July 24, 2009. (3)

10.4	Stock Option Purchase Agreement dated November 24, 2009. (1)

31	Certification pursuant to Rule 13a-14(a). Filed herewith.

32	Certification pursuant to 18 U.S.C. §1350. Filed herewith.

(1)	Incorporated by reference from the registrant’s current report on Form 8-K dated November 24,
2009, filed on November 30, 2009.

(2)	Incorporated by reference from the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, filed on November 20, 2009.

(3)	Incorporated by reference from the registrant’s current report on Form 8-K dated January 19,
2010 filed on January 21, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2010	/s/ David W. Brenman
David W. Brenman, President,
Principal Executive Officer, Principal Accounting Officer,
Principal Financial Officer and Director