Form 10-K
period 2010-03-31
Genesis Solar Corp
filed 2010-06-28
CIK 730729

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2010
OR
[  ]                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

Commission file number: 2-87052-D

GENESIS SOLAR CORPORATION
(Name of registrant as specified in its charter)

Colorado	84-0914754
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4600 South Ulster Street, Suite 800
Denver, CO 80237
 (Address of principal executive offices)

Issuer’s telephone number: 303-221-3680

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

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

                Yes ☑ No ☐

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
Yes ☑ No ☐

As of June 18, 2010, there were 17,109,093 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities, outstanding.

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 30, 2009, was $0.

GENESIS SOLAR CORPORATION

FORM 10-K

PART I

Statements that we make in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions in the federal securities laws and judicial interpretations thereof.  These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof.  Such forward-looking statements speak only as of the date made.  Any forward-looking statements represent management's best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important facts beyond the control of Genesis Solar Corporation that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item l.     Business.

Business Development.

Genesis Solar Corporation (formerly known as Cogenco International, Inc.) (“Genesis Solar” or the “Company”) was organized under the laws of the State of Colorado on June 27, 1983, for the purpose of engaging in the cogeneration business, which is the simultaneous production of power, either mechanical or electrical, and useful thermal energy, such as steam, so that the waste heat which is a by-product of one process becomes the energy source for the other.  The Company commenced active business operations after it completed its initial public offering of securities in February 1985, pursuant to which the Company realized total net proceeds of approximately $1,000,000.  The Company eventually depleted its financial resources and was not able to secure additional capital to continue active business operations, and as a result ceased active business operations in early 1988.  The Company has been seeking potential business opportunities since that time, has maintained itself as a validly existing Colorado corporation, and has continued to make filings under Section 15(d) of the Securities Exchange Act of 1934.  Except for a series of private equity financings in 2005, 2006, and 2007 totaling approximately $4.7 million, and the activities described below with respect to DMI BioSciences, Inc. (“DMI”) and Genesis Energy Investment Plc. (“GEI Plc.”), Genesis Solar has not engaged in active business operations for more than the past five years.  The Company has not received any revenues from operations for more than the past ten years.

Effective December 7, 2009 the Company changed its name from Cogenco International, Inc. to Genesis Solar Corporation when the Company’s Amended and Restated Articles of Incorporation became effective under Colorado law.  Genesis Solar has made the filings it believes are necessary with the Financial Industry Regulatory Authority (“FINRA”) to obtain a new symbol for the Company’s common stock, and to reflect the name change in the financial markets, however as of June 18, 2010 the Company has not been assigned a new trading symbol.

We do not currently have any subsidiary corporations.  The address of our principal executive offices and our telephone and facsimile numbers at that address are:

Genesis Solar Corporation
4600 South Ulster Street, Suite 800
Denver, CO 80237
Telephone No.: (303) 221-3680 Facsimile No.: (303) 221-8686

Business of Issuer.

General Information.

Since the Company ceased active business operations in 1988, we have been seeking potential business opportunities.  Although at times we have had discussions with third parties, to date these discussions have not resulted in the completion of any business combinations or similar strategic transactions.  However, previously we entered into an agreement with DMI with respect to a potential business opportunity.  Further, during our 2009 fiscal year we entered into an agreement with GEI Plc (which agreement has been amended several times).  We can offer no assurance that we will successfully complete a business transaction with GEI Plc or any other party.

We believe that there are other companies in our position which are seeking business opportunities.  In an effort aimed to make the Company a more attractive party to a potential transaction or business opportunity, we have maintained our status as a corporation in good standing under Colorado law and we have further filed all reports with the Securities and Exchange Commission.  However, ultimately we will need a significant amount of additional financing in order to identify and complete a business acquisition.

To the extent that the Company does become involved in a business opportunity we will likely compete with others in that industry and may be subject to a significant amount of government regulation.  The nature of the competition and the amount of regulation will depend on the industry in which the Company becomes engaged.  We currently have no patents, patent applications, or other material interest in intellectual property.  During the last ten years we have not produced any products or offered any services, and therefore the Company is not dependent on any material customer relationships.  We do not currently conduct any research and development. Since we do not own any real property or engage in any business operations, environmental compliance is not material to us.

Mr. David Brenman is currently the Company’s only employee and serves pursuant to an employment agreement that became effective on September 30, 2005 (further described in Item 11 below).  Generally, Mr. Brenman has been the only person actively involved in day-to-day operations of the Company, although at times, and with respect to the potential transaction with GEI Plc, the Company has utilized third parties to help the Company explore potential transactions and business opportunities.  Mr. Brenman is also actively involved in other businesses as well.  Mr. Brenman agreed to suspend without interest the accrual of his salary effective as of March 31, 2008.  As of March 31, 2008 the total accrued amount owed to Mr. Brenman was $241,750, and as of March 31, 2010 and subsequently, this continues to be the amount owed.  The Company’s Board of Directors may later agree to recommence accruing or paying Mr. Brenman’s salary at a future time if deemed appropriate.

We anticipate that additional employees and/or consultants will be retained as may be necessary to operate the Company in the future, whether in connection with a business combination or otherwise.  We believe that our current arrangement is adequate to meet our needs during our current process of pursuing business opportunities.

Potential Transaction with GEI Plc.

GEI Plc is an affiliate of Genesis Capital Management Ltd (“GCM Ltd.”), which, through its control of Genesis Investment Fund Ltd, is a significant Company shareholder.  As of March 31, 2010, GCM Ltd directly or indirectly beneficially held and or controlled approximately 68% of the Company’s then outstanding common stock.  In addition, GCM Ltd owes certain funds to the Company.  Further, the escrow agent is legal counsel to GEI Plc.   Therefore, any transaction with GEI Plc must be considered a related party transaction.

In April 2009, the Company entered into a memorandum of understanding (the “MOU”) with GEI Plc. The MOU generally described the proposed terms and conditions upon which the Company would acquire GEI Plc’s entire interest in Genesis Solar España, S.L. (“GSE”), Genesis Solar Singapore Pte. Ltd. (“GSS”), Genesis Solar Hungary Kft (“GSH”). GSE, GSS, and GSH are collectively referred to as the Solar Panel Subsidiaries. The parties extended the term of the MOU, and then effective August 11, 2009 entered into a Stock Purchase Agreement (the “SPA”) pursuant to which the Company agreed to acquire GEI Plc’s entire interest in the Solar Panel Subsidiaries.  During fiscal 2010 the Company and GEI Plc amended the SPA twice (on November 24, 2009 and again January 19, 2010.).  Among other things the amendments revised various conditions precedent and covenants of the parties, the total amount of the consideration to be paid by the Company for the Solar Panel Subsidiaries, and the closing date.  On May 12, 2010 the parties then entered into an Amended and Restated Stock Purchase Agreement (the “Restated Agreement”) that restated and further amended the SPA.

 GSE is a Spanish entity that is in the process of planning, financing and building a plant in Spain to manufacture hi-tech solar panels using thin film technology.  GSE has acquired real estate and is advanced in the permitting process for the manufacturing plant to be located near Cádiz, Spain.  GSS is a corporation formed under the laws of Singapore.  GSH is a wholly-owned subsidiary of GEI Plc and is an entity formed under the laws of Hungary.  GEI Plc owns 100% of the outstanding equity interests of each of GSE, GSS, and GSH.

The Restated Agreement provides that an Initial Closing, into escrow (held by GEI Plc’s legal counsel) will occur by September 30, 2010, and the Final Closing (releasing documents from escrow to the various parties) will occur by December 31, 2010.  The parties completed the Initial Closing on May 25, 2010 at which time the Company deposited share certificates with the escrow agent representing 14,146,093 shares of the Company’s common stock with the escrow agent, and certain other certificates and documents.  The shares deposited are allocated for the purchase price of GSE, GSS, GSH, and certain intellectual property owned by GEI Plc (the “GEI Know How”) as follows:

▪
A minimum of 8,950,000 shares and up to an additional 4,809,600 shares of Company common stock will be issued for the GSE equity interest (depending on the amount of “Seller Invested Funds” – being assets and or funds invested by GEI Plc into GSE and either available to GSE for use following the closing, or used by GSE prior to the closing where the Company has approved such use);

▪	25,000 shares of Company common stock will be issued for the GSS equity interest;

▪	25,000 shares of Company common stock will be issued for the GSH equity interest; and

▪	336,493 shares of Company common stock will be issued for the GEI Know How.

Unless and until these shares are released from escrow to GEI Plc, GEI Plc does not have any economic or voting rights in these shares and David Brenman (the Company’s president) has been granted voting control over these shares.

The Restated Agreement provides that the Company may assign its right to acquire GSS or GSH to GCM Ltd. (an affiliate of the Company).  Furthermore, the Company has no intention to complete the transaction unless its due diligence investigation is satisfactory and GSE has sufficient funds available (through the Seller Invested Funds or otherwise) to accomplish its business purposes.  Seller Invested Funds are expected to amount to at least €9,000,000, but GSE will need more than an additional €40,000,000 to meet the requirements of its business plan which involves the planning, financing and building a plant near Cádiz, Spain, to manufacture hi-tech solar panels using thin film technology.  GSE has acquired real estate (although the real estate is subject to reacquisition by the Spanish development authorities in certain circumstances) and is substantially advanced in the permitting process for the manufacturing plant to be located near Cádiz, Spain.

The Restated Agreement remains subject to a number of conditions precedent (including adequate financing for the Company to allow it to complete its due diligence and to perform its other obligations) and the Company cannot offer any assurance that the transactions will be completed.  Among these conditions are that with respect to GSE, GEI Plc must have entered into an amendment to agreements between GSE and certain Spanish development authorities that removes the ability of such agencies to retake certain real property that GSE acquired from such agencies to construct and operate solar energy production facilities.

The Restated Agreement provides that if the final closing has not occurred by December 31, 2010, or at such date as the parties may agree, GEI Plc or the Company may terminate the Restated Agreement.  The Restated Agreement also provides that GEI Plc must provide the Company with its disclosure letter not later than July 31, 2010.

Before the ultimate closing of the transaction, the Company expects to complete a significant due diligence investigation into the business, contracts, relationships, assets, financial condition, and other appropriate matters with respect to GSE, GSS, and GSH, and the know-how.  This will result in a significant expenditure by the Company, and the Company is not able to commence this due diligence investigation in any depth without a significant amount of additional financing, the availability of which the Company can offer no assurance.  The Company and GEI Plc have been negotiating and working toward completing this transaction since at least April 2009 and originally estimated it would be completed during the spring of 2010.  However, due to various reasons including the change of business strategy of GEI Plc, the need to raise substantial amounts additional capital by both GEI Plc and the Company, and the increase of capital of GSE by GEI Plc, the parties have had to postpone the potential closing of the transaction.  Although both the Company and GEI Plc believe that the transaction will ultimately be completed by December 31, 2010 there can be no assurance that further unexpected delays and issues will not arise; or that the Company will be able to meet the conditions precedent to its contemplated acquisition, or that if the Company does meet the conditions precedent that the Company will be able to complete the acquisition or the actions that the Restated Agreement, contemplates.

Potential Investment by Vital Source, S.A.

On March 27, 2010 the Company entered into a Share Purchase Agreement in form of a private placement agreement (the “PPA”) with a single prospective non-U.S. investor.  The PPA provides for the sale of 3,500,000 shares of Company common stock (the “Shares”) at $10.00 per share.  The original terms of the PPA provided that the prospective investor was obligated pay the total purchase price of $35,000,000 through a single payment by no later than June 30, 2010.  However, on June 25, 2010, effective as of June 23, 2010, the Company and the prospective investor entered into an agreement extending the date of the investment to no later than September 30, 2010.

As further described below, earlier in our 2010 fiscal year the Company entered into a similar agreement to raise capital (being a share purchase agreement described in various reports filed by Genesis Solar with the Securities and Exchange Commission starting in April 2009) with a different prospective private investor, but did not receive the funding it anticipated.  Accordingly, while the Company believes that this new prospective investor will meet the terms of its contractual obligation and purchase the Shares by September 30, 2010, the Company cannot offer any assurance that the prospective investor will actually do so, or if the prospective purchaser (which is not a citizen or resident of the United States) fails to do so, that the Company will be able to collect the amount due under the PPA through legal or other action.  As noted in connection with the prior agreement, the Company did not take any action against the different prospective purchaser when he failed to meet his contractual commitment.

If received, the Company currently plans to use the proceeds of the offering for the increase of capital of GSE for €25,000,000 (approximately $31,000,000 US) and to fund working capital requirements.   The Company plans to use the balance of the investment for the payment to GCM Ltd. of $1,750,000 as a fee for introducing the investor to the Company.  However, the Company expects GCM Ltd. to permit the Company to retain a portion of the fee necessary to allow it to meet certain of its near term general corporate obligations (including the need for the Company to do due diligence), although any portion retained by the Company will still be due and owing to GCM Ltd.

The April 2009 Share Purchase Agreement

On April 28, 2009, and as amended twice in June 2009, the Company entered into a Share Purchase Agreement pursuant to which a single European investor agreed to make a significant investment in the Company. The investor was obligated to purchase 540,000 shares of Company common stock with a total investment of $2,700,000.  Because the prospective investor did not provide the funding  after on-going discussions with the prospective investor on October 22, 2009, the Company affirmatively terminated the Share Purchase Agreement and notified the investor of its termination.

                Even though the Share Purchase Agreement was (in the Company’s opinion) binding and provided for venue and jurisdiction in the United States, judgments obtained (if any) would still have to be enforced in the investor’s domicile in Europe. Management has considered whether such action would be worth the expenditure and to date the Company has elected not to pursue its potential legal remedies, either in the United States or elsewhere.

The Company’s Investments and Former Relationship with DMI

From 2004 through September 2007 the Company engaged in, and explored, various transactions and strategic relationships with DMI.  However, due to a lack of funding the Company was unable to complete any of the strategic transactions the parties contemplated.  In June 2007, the Company converted its $3,250,000 investment into 1,000,000 shares of DMI common stock, and (between March and September 2007) purchased an additional 673,256 shares of DMI common stock.

In March 2008, in order to address certain issues raised by the Securities and Exchange Commission regarding the potential application of the Investment Company Act of 1940 (the “ICA”), the Company determined it preferable to sell its DMI shares to Genesis Biotechnology Fund (“GBF”) and GCM Ltd, which were already majority shareholders of the Company.  Accordingly, on March 7, 2008 the Company entered into two separate stock purchase agreements to complete the transaction:

1.
The Company entered into a stock purchase agreement with GBF to sell 1,423,256 shares of DMI common stock to Genesis Biotech in consideration for GBF surrendering 1,423,256 shares of the Company’s common stock.

2.
The Company entered into a stock purchase agreement with GCM Ltd to sell 250,000 shares of DMI common stock to GCM Ltd for $250,000, for which the Company received a promissory note.  The promissory note issued by GCM Ltd carries 6% interest and provides that GCM Ltd will pay the Company $25,000 per quarter.  The first payment was due on or before June 30, 2008 and the final payment of $24,211 is due on December 31, 2010, with the total principal and interest payments totaling $274,211.  The promissory note also provides for a late fee equal to 5% of payments not timely made and default interest of 21% per annum.  GCM Ltd has made several of its quarterly payments after the due date, and on May 11, 2010, paid the $25,000 due on March 31, 2010.  The Company has not declared default on these payments and has not assessed the 5% late charge or the 21% default interest on the amounts due.  As noted, this is a related party transaction as is the decision not to impose the late charge or the default interest rate.

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

We have no active business operations, and only limited prospects for business operations.

We currently are not engaged in any business operations, although we are continuing our efforts to acquire the Solar Panel Subsidiaries from GEI Plc as described above, we are continuing to seek the financing that the acquisition will require.  We cannot offer any assurances that we will be able to complete the acquisition of the Solar Panel Subsidiaries or (if those acquisitions are not completed) ever find another business opportunity that management determines to be worth pursuing.  We can also offer no assurance that if we do complete the acquisition of the Solar Panel Subsidiaries or any other business, that we will be able to do so on commercially-reasonable terms in a manner that could be advantageous to our shareholders.

The completion of our proposed acquisition of the Solar Panel Subsidiaries is subject to a significant number of conditions precedent and there can be no assurance that we will be able to complete that transaction.

The ultimate completion of our contemplated acquisition of the Solar Panel Subsidiaries is subject to numerous conditions precedent, including the Company being able to complete its due diligence and legal compliance.  The Company’s ability to continue to conduct its due diligence and continue to pursue this transaction is subject to the Company obtaining a significant amount of additional financing.  Additionally, GSE, itself, needs to have available to it a significant amount of financing to satisfy the requirements of the Spanish development authorities.

The Company and GEI Plc have been negotiating and working toward completing this transaction since at least April 2009 and originally estimated it would be completed during the spring of 2010.  However, the parties have previously had to postpone the potential closing of the transaction because of a lack of funding for the Company to perform its due diligence investigation or to properly capitalize GSE as required by the Spanish development authorities.  Although both the Company and GEI Plc believe that the transaction will ultimately be completed by December 31, 2010 there can be no assurance that further unexpected delays and issues will not arise; or that both the Company and GEI Plc will be able to meet the conditions precedent to the completion of the transaction.  Further, even if the transaction is completed there can be no assurance that the Company will be successful in furthering the current and proposed business activities of all, or any, of the Solar Panel Subsidiaries.

We have had little working capital available for any operations.

We have had little working capital for more than the past five years.  Although we raised $240,000 during our fiscal 2005, $3,700,000 during our fiscal 2006, and $775,000 during our fiscal 2007, the funds were primarily used to pay some (but not all) of our financing objectives in connection with the DMI transactions.  Further, although during our 2010 fiscal year we entered into an agreement with a prospective investor to purchase $2,700,000 of our common stock, the Company did not receive any funds pursuant to that agreement.  Although the Company raised $17,300 through the sale of our common stock during fiscal 2010, this amount was not sufficient to meet the Company’s corporate needs.   In fact, during our 2010 fiscal the Company borrowed $40,000 from our President to help the Company cover certain of its on-going obligations.

Currently, the primary source of the cash used to fund our limited operations are generated through funds due to the Company by GCM Ltd and evidenced by a promissory note (in the original principal amount of $250,000).  However, the final payment on this note is due on December 31, 2010, and once that promissory note is paid in full the Company will cease receiving quarterly payments of $25,000 from GCM Ltd.

Our available working capital is not sufficient for us to engage in any business operations, or to complete a merger, acquisition, or other business combination.  The on-going weak U.S. and global economy combined with the volatility in global financial and capital markets have further limited the availability of equity or debt financings.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our ability to locate and executed upon any business opportunities (including the proposed transaction with GEI Plc) will be adversely impacted. We cannot offer any assurance that we will be able to obtain the necessary working capital on commercially-reasonable terms, if at all, should circumstances arise requiring us to have additional working capital available.

Our financial statements reflect a “going concern” qualification.

Because of our lack of revenues, lack of working capital, our inability to meet certain of our contractual obligations, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses.  The opinion of our auditors for the year ended March 31, 2010, expresses the following concerns about our ability to continue as a going concern:

“…the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations without a capital infusion. These conditions raise substantial doubt about its ability to continue as a going concern.”

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

We have not instituted corporate governance policies or procedures.

The Company currently only has a single employee who serves as our chief executive and financial officer.   The Company does not have any independent directors, an audit committee, a nominating committee, any other corporate governance committee, or experienced accounting personnel.  Thus, our shareholders do not have the benefits or protections associated with corporate governance controls and other corporate oversight mechanisms overseen by independent directors.

We may become subject to the regulations under the Investment Company Act of 1940 and subject to regulation that would impose significant responsibilities and restrictions on our ability to do business.

The Investment Company Act of 1940 (the “ICA”) is intended to impose additional regulation on companies whose business is to invest or reinvest in, hold, or trade securities of other companies.  Companies who own investment securities constituting more than 40% of their assets (not including cash or government securities) are by definition subject to ICA regulation unless the “transient investment company” exemption applies.  The Company previously relied on the transient investment company exemption in connection with its ownership of certain investment securities.  As a result, it cannot rely on the transient investment company exemption until 2011.  The Company does not believe that the $250,000 note from GCM Ltd. is a “security” under the ICA.  If, however, that note is classified as a security or if the Company acquires other investment securities it may become subject to ICA regulation.

If the Company would become an investment company we will be subject to a significant amount of additional regulation, significant restrictions in our ability to do business, and significant restrictions on any relationship with affiliates.  We will also be subject to more detailed SEC scrutiny and subject to the registration and reporting requirements of the Company Act in addition to the reporting requirements of the 1934 Act.  Compliance with these new obligations would restrict the Company’s opportunities to conduct its business as it has heretofore done, and will result in significantly greater regulatory compliance expenses.

We have a history of losses and have never engaged in the profitable operation of our business.

We have had a history of operating losses and cash flow deficits, and our financial statements reflect a Going Concern Qualification as described above.  We have never engaged in the profitable operation of a business, and there can be no assurance that we will ever be able to do so.

The Company has not been involved in active business operations since 1988.  To date, we have not implemented a successful business plan.  Although we have reviewed several possibilities for business operations during the past several years, we have yet been able to execute upon a business opportunity or transaction.

Our primary assets consist of a promissory note issued by GCM Ltd, a related party, which may not be collectible.

Our most valuable asset is a promissory note (in the original principal amount of $250,000) issued by GCM Ltd which directly and indirectly is our majority shareholder.  The promissory note carries 6% interest and obligates GCM Ltd to pay the Company $25,000 per quarter, beginning with the quarter ended June 30, 2008 and with the final payment of $24,211 due on or before December 31, 2010, with total principal and interest payments totaling $274,211.  We have used these funds to partially cover our general and administrative and other obligations.  Prior to accepting the promissory note as partial payment for our shares of DMI, management investigated the collectability of the note and believes that such note is collectible as it becomes due.   GCM Ltd made all of the payments due under the note through our fiscal year ended March 31, 2010, although it did not timely make certain of the payments.  Notwithstanding the late payments made in the past by GCM Ltd, the Company has not assessed the 5% late fee or default interest at 21% per annum against GCM Ltd.  There can be no assurance that GCM Ltd will make the remaining payments under the note as they become due, or at all, and if GCM Ltd cannot, or does not, make such payments it will likely have an adverse impact on the Company’s ability to pay its obligations as they become due.

It is likely that any efforts we may make to raise capital or effect a business transaction will result in substantial additional dilution to our shareholders.

It is likely that if we raise capital for any operations in the future or to effect a business combination or transaction, such action will require the issuance of equity or debt securities which will result in substantial dilution to our existing shareholders.  For example, the contemplated transaction with GEI Plc may ultimately require that we issue up to 14,146,093 shares of common stock.  Although we will attempt to minimize the dilutive impact of any future capital-raising activities or business transactions, we cannot offer any assurance that we will be able to do so because of the lack of any historical operations or profitability, as well as the lack of any trading market for our publicly-held securities.   If we are successful in raising additional working capital, we will likely have to issue additional shares of our common stock at prices that may be a discount from the then-current market price of our common stock.  As described above under “Going Concern Qualification,” we cannot offer any assurance that we will be able to raise such funds when necessary.

Because we are dependent upon our key personnel for our future success, if we fail to retain or attract key personnel, our potential business operations will be adversely affected.

David W. Brenman is the only person who has devoted a substantial amount of time to our business during the past five years.  If we are to succeed in any business opportunity or transaction (which cannot be assured) it will primarily be as a result of the efforts of Mr. Brenman. David Brenman’s employment agreement with the Company became effective on September 30, 2005.  We paid Mr. Brenman his salary as due under this employment agreement through August 15, 2006, and except for a $2,000 payment made during fiscal 2008 to keep our payroll service active, since August 15, 2006 we have not made any payments to him as required under his employment agreement.  In addition, we anticipate that we will continue to be unable to make any payments under this employment agreement for the foreseeable future.  Mr. Brenman has agreed to defer the compensation due to him under his employment agreement (without interest) until such time as the Company has adequate resources to be able to make such payments.   In addition to his deferred salary we also have other significant obligations to Mr. Brenman, including for expenses Mr. Brenman has occurred on the Company’s behalf and the repayment with interest of the $40,000 he advanced to the Company during our 2010 fiscal year.

No market exists for our common stock; should a market develop, our common stock will likely be vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring our shares may be unable to resell their shares at a profit as a result of this volatility.

Currently, no market exists for our common stock, and we cannot offer any assurance that any market will develop.  Previously, occasional trades were reported on the “pink sheets.”  Should a trading market resume the trading price of our securities at least initially will likely be impacted by very low sales volumes, general market conditions, and other events and factors.   In addition, the realization of any of the risks described in these “Risk Factors” could have a significant and adverse impact on such market prices.

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

We expect that the vast majority of our common stock will be directly and indirectly controlled by a single investor; and our common stock is not eligible to be resold pursuant to Rule 144.

Throughout our recent fiscal years GCM Ltd directly and indirectly owned or controlled significantly greater than 50% of our outstanding common stock.  As a result of our May 2010 issuance of more than 14 million shares of common stock into escrow and the fact that neither GEI Plc nor GCM Ltd has voting or economic rights to those shares while in escrow, GCM Ltd is not currently the beneficial owner of the escrowed shares.  However, as a result of certain transactions which we understand to be contemplated between GEI Plc and an affiliate of GCM Ltd and related parties, we expect that GCM Ltd and Vital Source S.A., (the party to the PPA in the amount of $35,000.000 described above) will collectively become the Company’s largest shareholders upon the release of those shares or if they are returned to the Company for cancellation.

As the holder of greater than 50% of our common stock GCM Ltd. could have (but to the knowledge of the Company has not) attempted to exercise control over the Company through its share ownership.  Because the Company’s common stock is not registered under the Securities Exchange Act of 1934, this shareholder does not have any reporting obligations under Sections 13(d) or 16(a) of the Securities Exchange Act and therefore is not required to disclose its holdings or any changes in its beneficial ownership of the Company common stock.

During the period of the escrow, Mr. David Brenman, our president, has the right to vote the more than 14 million shares placed into escrow.  Therefore, during that period Mr. Brenman will have the ability to direct the vote of substantially more than 80% of the shares outstanding.

All of the shares of Company common stock held by our major stockholders constitute “restricted shares” or “control shares” as defined in Rule 144 under the Securities Act.  The restricted shares may only be sold if they are registered under the Securities Act or another exemption from registration under the Securities Act.  However, because the Company is a shell company our common stock is not currently eligible to be resold pursuant to Rule 144.

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

The board of directors by resolution dated May 5, 2005, agreed to permit Mr. David Brenman to pursue a business opportunity with respect to certain imaging devices that are being developed by Micro-Imaging Solutions, LLC. (“MIS”).  MIS is involved in the research and development of small scale high resolution medical devices.  Mr. Brenman’s activities with respect to MIS could cause time conflicts and other various conflicts of interest with respect to his duties and obligations to the Company.  In addition, Mr. Brenman’s association with MIS could diminish his ability to obtain additional financing on behalf of the Company if he is also providing such assistance to MIS.

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

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.     Properties.

The Company currently maintains its offices at 4600 South Ulster Street, Suite 800, Denver, CO 80237.  This office is leased by Micro-Imaging Solutions, LLC (“MIS”), and the Company subleases office space from MIS on a month-to-month basis.  The Company currently pays approximately $2,292 per month under this arrangement.  Management believes that this arrangement will be suitable for its needs for the immediate future.

During its 2010 fiscal year and through the date of this report, the Company owned no real property and no material personal property.

Item 3.     Legal Proceedings.

The Company is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4.     Reserved.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

Market Information.

Our common stock is not eligible for listing on any stock exchange.  Trading, if any, has been strictly limited to the over-the-counter market.  In the past, our common stock has been quoted from time-to-time in the “Pink Sheets” maintained by the National Quotation Bureau, Inc. under the trading symbol “CGNN.”  In January 2010 the Company notified the Financial Industry Regulatory Authority that the Company’s name had changed under Colorado law to Genesis Solar Corporation and expects to be assigned a new trading symbol.  However, as of June 18, 2010 FINRA has not yet assigned a new trading symbol for the Company’s common stock.

Since 1988, we do not believe that any established trading market has existed for our common stock.  We are not aware of any public sales of our common stock for more than the past two years, and consequently we are unable to report any market information.

Holders.

The approximate number of record holders of our $0.01 par value common stock as of June 18, 2010, was 1,078.

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

Securities Authorized for Issuance Under Equity Compensation Plans

 On November 18, 2009 our Board of Directors approved the 2009 Equity Incentive Plan (the “Plan”) and reserved 1,500,000 shares of common stock under the Plan.  As of June 18, 2010 the Company had not yet submitted the Plan for shareholder approval, although the Plan’s adoption is not contingent upon such approval.  The Plan was adopted to compensate new, continuing, and existing employees, officers, consultants, and advisors of the Company and its controlled, affiliated and subsidiary entities. The Plan is currently administered by the Board of Directors as a whole.  The Plan includes two types of options:  (i) Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as “Incentive Options” (although the Company’s ability to grant Incentive Options will require the Company to obtain shareholder approval of the Plan by November 18, 2010); and (ii) Options which are not intended to qualify as Incentive Options are referred to as “Non-Qualified Options.” Bonuses, which may also be granted under the Plan, are the outright issuance of shares of common stock.  The exercise price of the options granted under the Plan must be 100% of the “fair market value” (which is defined in the Plan) of our common stock on the date of grant, and the exercise period for options granted under the Plan cannot exceed ten years from the date of grant. The Plan provides that an option may be exercised through the payment of cash, in property or in a combination of cash, shares and property subject to approval of the Company.

To date no stock options have been granted, or stock bonuses issued, pursuant to the Plan.

The information in the following table is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending March 31, 2010.

Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	1,500,000

Total	-0-	-0-	1,500,000

Sales of Unregistered Equity Securities.

All unregistered sales of equity securities that occurred during the fiscal year ended March 31, 2010 and through the date of this report have been previously described in reports filed with the Securities and Exchange Commission.  Although the Company issued 14,146,093 shares of its common stock on May 25, 2010 pursuant to the Restated Agreement with GEI Plc to acquire the Solar Panel Subsidiaries, these shares are currently being held in escrow and will only be released to GEI Plc upon the satisfaction of various conditions and as a result all or part of these shares could be returned to the Company.   As such, the Company does not believe that the issuance of these shares into escrow constitutes a “sale” of securities as that term is defined in the Securities Act of 1933.

Purchases of Equity Securities by Genesis Solar and its Affiliates.

The Company’s common stock is not registered under Section 12 of the Securities Exchange Act of 1934 and therefore no disclosure is required.  Further, during the year ended March 31, 2010, the Company did not repurchase any shares of its common stock.

Item 6.     Selected Financial Data.

Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operation.

Going Concern Qualification

Because of our lack of revenues, lack of working capital, our inability to meet certain of our contractual obligations, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses.  The opinion of our auditors for the year ended March 31, 2010, expresses the following concerns about our ability to continue as a going concern:

“...the Company has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations without a capital infusion. These conditions raise substantial doubt about its ability to continue as a going concern.”

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

Summary

As stated above, the Company has been essentially inactive since early 1988 until the 2005 fiscal year.  During this time we investigated investment alternatives in the oil and gas and biotechnology industries but, to date, we have been unsuccessful in completing any such transaction.

Results of Operations

Years Ended March 31, 2010 and 2009.

We recognized a net loss of $(203,363) for the fiscal year ended March 31, 2010, as compared to the $(94,126) net loss recognized for the fiscal year ended March 31, 2009.  We recognized a larger loss in fiscal 2009 in large part because of the costs and expenses we incurred with respect to the various business activities undertaken to raise additional capital and explore and negotiate the business possibilities, including the transaction contemplated by the Acquisition Agreement.  These increased expenses are indicated by the more than $33,000 increase during the 2010 fiscal year legal fees (paid to unrelated parties) and a more than $56,000 increase in general and administrative expenses.

Historically, we have incurred significant losses and we anticipate that we will continue to incur significant net losses as we continue to pursue business opportunities.  We will pursue these business opportunities to the extent that our management has identified opportunities that it believes are worth pursuing and to the extent that the Company has sufficient funds to do so.  At the present time, the Company has no source of revenues from operations, and the Company can provide no assurance that it will generate a source of revenues from operations, either as a result of a merger or acquisition transaction, or as a result of developing such a source from within.

Liquidity and Capital Resources

The Company has been without adequate funds since 1987 through the 2010 fiscal year, and subsequently.  At the time we ceased active business operations, the Company was essentially out of money.  The Company did not raise any substantial amounts capital until the 2005 fiscal year during which we raised $240,000, the 2006 fiscal during which we raised $3,700,000, and an additional $775,000 raised in 2007.  During our 2010 fiscal year we raised $17,300 through the sale of our common stock, however, this amount was not sufficient to cover our on-going general corporate and other requirements.

At March 31, 2010, the Company had current assets of $122,172 and working capital deficit of $(198,104), as compared to current assets of $ 162,305 and a working capital deficit of $(84,964) at March 31, 2009.  In large part our current assets decreased from our fiscal year ended March 31, 2009 to March 31, 2010as a result of continuing general and administrative expenditures, our continuing operating losses, and our on-going use of cash assets to pay our general administrative obligations.   As of March 31, 2010 we had cash assets of $9,362 as compared to cash assets of $ 34,448 as of March 31, 2009.

Currently our most significant asset is the promissory note issued by GCM Ltd, of which as of March 31, 2010, $95,599 in principal and $1,441 in interest was owing to the Company.  GCM Ltd made three of the quarterly payments due under the note during our 2010 fiscal year (although certain payments were not timely) and remitted payment on May 11, 2010 (subsequent to our fiscal year end). Although we believe the remaining amounts due under this note will be collected, as discussed in the Risk Factors of this annual report all or a portion of the remaining unpaid portion of the note could become uncollectible.

As noted above, during the quarter ended September 30, 2009, Mr. Brenman advanced the Company $40,000 to provide the Company additional liquidity to pay its obligations pursuant to the terms of a promissory note issued by the Company (the “Note”). The Note is a demand note and accrues interest at 5%. Principal and accrued interest is due in full upon demand by Mr. Brenman.

Absent our acquisition of additional assets or funding, as installment payments are made under the GCM Ltd note, our total assets will likely continue to decrease as we expect to use the funds to pay our on-going general obligations.

Our largest current liabilities are those owed to our President, Mr. Brenman, for:

▪
Unpaid accrued salary amounting to $241,750 at March 31, 2010. Effective March 31, 2008 Mr. Brenman orally agreed to suspend any further accrual of the salary due to him until we are adequately financed.

▪	$31,952 at March 31, 2010 for expenses Mr. Brenman has incurred on behalf of the Company which have not been reimbursed to him, which obligation does not bear interest.

▪
$40,000 that Mr. Brenman has advanced to the Company during the quarter ended September 30, 2009 which is represented by a promissory note bearing interest at 5% per annum, due on demand.  As of March 31, 2010, $1,019 in interest had accrued on this note.

With Mr. Brenman’s consent, the Company prioritizes payables owed to unrelated parties and, as additional cash is available pays amounts due to Mr. Brenman. Although the Company has a working capital deficit, management believes that as a result of the deferrals and agreements of our President, the Company will be able to continue to pay its obligations to third parties as they become due.

We have had significant cash flow difficulties. During recent fiscal years, we paid our operating expenses with funds raised from the issuance of common stock and the sale of marketable securities we held as well as the funds provided by GCM Ltd as it pays down the amount owed to the Company at the rate of $25,000 per quarter. We no longer hold any marketable securities, and except for $17,300 raised in November 2009, we have not raised funds through the issuance of common stock since March 2007.  In April 2009 (and later amended in June 2009) we entered into an agreement with an investor pursuant to which we anticipated receiving $2,700,000 in proceeds from the sale of our common stock.  However, after on-going discussions with the prospective investor the Company did not receive any funds from that prospective investor and on October 22, 2009 affirmatively terminated the agreement with the prospective investor.

Currently, we expect to use funds due to us under the GCM Ltd promissory note to help pay our general corporate expenses through the end of calendar 2010, other than the amounts due to Mr. Brenman. If GCM Ltd is unable to pay its obligations under the note as they become due it will likely have a significant negative effect on our ability to pay our general expenses and obligations. However, the funds we anticipate receiving from GCM Ltd. will not be sufficient to permit us to execute upon the transactions contemplated by the Restated Agreement.

In March 2010 we entered into an agreement with a prospective investor that provides for the sale of 3,500,000 shares of Company common stock at $10 per share.  If received the Company expects to use €25,000,000 (approximately $31,000,000 US) to further fund GSE but also retain a small portion of the funds for working capital purposes.  Even if the investor fulfills its obligations and the Company is able to raise these funds (of which there can be no assurance) the Company will likely need to identify and execute upon an outside source of liquidity to fund its contemplated operations and activities. Given the current state of the financial markets, we cannot offer any assurance that we will be able to raise any additional funds if it should become necessary. We expect to pay our other obligations to our President at least in part from any private placement funding that we receive in the future, although any such payment intention will be fully disclosed at the time and will be based on the facts and circumstances then existing.

The Company does not have any capital obligations during fiscal 2011.

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

Plan of Operations

The Company is not engaged in active business operations at the present time.  Although we have previously received proposals for business opportunities from third parties and we seek out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years except for the business transactions with DMI described above and the contemplated acquisition of the Solar Panel Subsidiaries.  If the Company is ultimately able to complete the acquisition of the Solar Panel Subsidiaries, the Company initially intends to primarily focus its efforts on the continued development of GSE’s business plans and operations, although its ability to do so will be contingent on the Company (and/or GSE) having sufficient capital to further these efforts.

We need a substantial amount of additional funding to be able to finalize and close the acquisition of the Solar Panel Subsidiaries. Consequently, we cannot offer any assurance that we will be able to obtain the funds necessary to complete the negotiations to acquire, or to complete the acquisition of, the Solar Panel Subsidiaries or if that investment opportunity is not completed, to invest in other business opportunities.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements and thus no disclosure is required. However, the Company currently has an obligation to pay rent to an affiliated party, Micro-Imaging Solutions, LLC, under an office lease at the rate of approximately $2,300 per month. Micro-Imaging Solutions leases the office space from an unaffiliated landlord, and Genesis Solar reimburses Micro-Imaging Solutions for Genesis Solar’s proportional share (based on square footage occupied).This obligation is not reflected on the Company’s balance sheet, although our rent expense is recognized on our Statement of Operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.     Financial Statements.

The following financial statements are filed as a part of this Form 10-K immediately following the signature page:

Page No

Report of Independent Registered Public
Accounting Firm	F-1

Balance Sheet - March 31, 2009 and 2010	F-2

Statement of Operations - For the Years Ended March 31, 2009	F-3
and 2010 and Cumulative Amounts from Inception of the
Development Stage (October 1, 2008)
through March 31, 2010

Statement of Stockholders’ Equity (Deficit)	F-4
For the years ended March 31, 2009 and 2010
and from Inception of the Development
Stage (October 1, 2008) through March 31, 2010

Statement of Cash Flows - For the Years
Ended March 31, 2009 and 2010 and
Cumulative Amounts from Inception of
the Development Stage (October 1, 2008) through
March 31, 2010	F-5

Notes to Financial Statements
March 31, 2009 and 2010	F-6

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception, the Company has not filed a Current Report on Form 8-K reporting a change of accountants, nor has there been any material disagreement with its accountants on any matter regarding accounting or financial disclosure.

Item 9A(T).     Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our principal executive officer (who also serves as our principal financial officer), who concluded, that because of the material weaknessin our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of March 31, 2010.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of March 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of March 31, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2010:

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

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

We are committed to improving our financial organization. As part of this commitment, we will (when funds are available to the Company) likely: (1) appoint one or more outside directors to our Board of Directors and form an independent audit committee of the Board of Directors who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to perform expert advice.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Item 9B.     Other Information.

On June 25, 2010 the Company signed and delivered to Vital Source, S.A. an amendment to the Share Purchase Agreement originally entered into on March 27, 2010.  As a result of the amendment the parties agreed that the prospective investor is obligated to purchase 3,500,000 shares of the Company’s common stock at $10 per share by no later than September 30, 2010 (which is an extension of the June 30, 2010, date in the original agreement).  The material terms of the Share Purchase Agreement were described in a Current Report on Form 8-K dated March 27, 2010 and filed with the Securities and Exchange Commission on April 1, 2010 and (except for the date) were not amended by the recent amendment entered into by the parties.

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance

Identification of Directors and Executive Officers.

The Company’s directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified.  Company executive officers are appointed by the Board of Directors and hold office until their successors are elected and qualified.  No arrangement exists between any of our executive officers and directors pursuant to which any one of those persons was elected or appointed to such office or position.  As described below, none of our existing directors are “independent” as that term is used in the U.S. securities laws.

As of June 18, 2010 the officer and directors of the Company are:

Name	Age	Position

David W. Brenman	54	Director, President, Chief Financial Officer, Secretary and Treasurer since 1985

Robert A. Melnick	54	Director, since 2004

        David W. Brenman, since 1988 has been engaged as an independent financial consultant, and beginning in September 2005 Mr. Brenman became a Company employee.  From 1984 until the present Mr. Brenman has served as President and Director of the Company and also serves as the Company’s Treasurer and Secretary.  From 1979 until 1984, Mr. Brenman was an associate with the law firm of Brenman Raskin & Friedlob, P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law.    From 1987 to 1988, Mr. Brenman was a Vice President of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc.  From 1994 and until March 2003, he served as President of Taltos S.p.A., a Company engaged in the production of light-weight stone products.  Mr. Brenman received a B.A. degree from the University of Washington in accounting, a J.D. degree from the University of Denver, College of Law, and an L.L.M. in taxation from New York University.  Mr. Brenman is also currently engaged in business through Micro-Imaging Solutions, LLC.

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

Family Relationships.

Mr. Brenman and Mr. Melnick are brothers-in-law.

Board of Directors – Composition.

Our Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes, and skills, when taken together, will allow the Board of Directors to satisfy its oversight obligations effectively.  Currently, the Company does not have a separate nominating committee as it does not believe that given the small size of the Company and its limited resources and personnel that such a committee is warranted.  Currently the Board of Directors as a whole is in charge of identifying and appointing appropriate persons to add to the Board of Directors when necessary.  In identifying Board candidates it is the Board’s goal to identify persons whom it believes have appropriate expertise and experience to contribute to the oversight of a company of the Company’s nature while also reviewing other appropriate factors.    The Company believes that each of the persons that currently comprise its Board of Directors  have the experience, qualifications and attributes and skills taken as a whole to enable the Board of Directors to satisfy its oversight responsibilities effectively.  If the Company is able to ultimately complete the acquisition of the Solar Panel Subsidiaries it will likely consider expanding the Board of Directors and may at that time appoint additional directors with skills and backgrounds that the Company believes would further the Company’s proposed operations through the Solar Panel Subsidiaries.

Involvement in Certain Legal Proceedings.

During the past ten years, no present director or executive officer of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity.  Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

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

Material Changes to Nomination Procedures

The Company does not have a separately designated nominating committee. We do not have a nominating committee because our board does not believe that such a committee is necessary given our small size, we have not been actively involved in business operations for several years, and the infrequency at which we have held shareholder meetings.  Except for a shareholders meeting held on March 30, 2009 we have not held a shareholders meeting in more than ten years.  Instead, when a board vacancy occurs, the remaining board members participate in deliberations concerning director nominees.

For the same reasons stated immediately above, the Board of Directors has not adopted a formal procedure by which security holders may recommend nominees to the Board of Directors.  However, any shareholder desiring to nominate a person to the Board of Directors or communicate directly with any officer or director of the Company may address correspondence to that person at our offices in Denver, Colorado.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires all directors, executive officers and persons who own more than 10% of a registered class of securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Genesis Solar.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Since our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, our directors, executive officers, and significant shareholders are not subject to the Section 16 filing obligations.

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

Item 11.     Executive Compensation.

Compensation Discussion and Analysis

Summary.  Since we only have a single employee and we have not issued any options or other derivative securities, our compensation structure is not complicated.  If we are successful in indentifying, and then executing upon, a business opportunity (including the acquisition of the Solar Panel Subsidiaries), we may need to hire additional employees.   In such a case, we believe that the ability to attract and retain qualified executive officers and other key employees will be essential to our long term success.  We have not paid any salary to Mr. Brenman since August 31, 2006, and as of March 31, 2008, the obligation to pay his salary ceased accruing.

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

Elements of our Executive Compensation Program.  Currently, the only element of our executive compensation program is the base salary owed to Mr. David Brenman.  In part because we have no revenues from operations, we do not provide any annual bonus opportunity and equity compensation components, and we provide no other employee benefits, such as retirement plans or medical benefits.  The members of the Board of Directors as a whole serve as the Company’s Compensation Committee and participate in deliberations concerning executive compensation and (at a later date if our financial resources substantially increase) will establish the compensation and benefit plans and programs of the Company.  Mr. David Brenman did not participate in any deliberations of the Board concerning the terms of his own compensation.  These deliberations were conducted by Mr. David Brenman’s father (who previously served on our Board of Directors) and Mr. Melnick (Mr. Brenman’s brother-in-law).

In general, the base salary for Mr. Brenman was determined by evaluating his responsibilities, experience and the competitive marketplace.  More specifically, we considered the following factors in determining Mr. Brenman’s base salary and will also consider these factors if the Company is in a position to hire additional employees:

1.	the Company’s financial resources;
2.	the executive’s leadership and operational performance and potential to enhance long-term value to the Company’s shareholders;
3.	performance compared to the financial, operational and strategic goals established for the Company;
4.	the nature, scope and level of the executive’s responsibilities;
5.	competitive market compensation paid by other companies for similar positions, experience and performance levels; and
6.	the executive’s current salary (if applicable), the appropriate balance between incentives for long-term and short-term performance.

Due to our lack of revenue and liquidity shortages it is unlikely that Mr. David Brenman will receive a salary adjustment until we have adopted a successful business plan, successfully completed a business transaction, and/or generated significant revenues.  As noted above, because of inadequate working capital, it is unlikely that we will pay Mr. David Brenman his accrued salary until the Company determines that it has adequate funds available from which to pay Mr. Brenman.  If we are ultimately successful in acquiring the Solar Panel Subsidiaries, and assuming the Company has raised capital, the Company likely will consider resuming making payments to Mr. Brenman in accordance with this employment agreement or a separate compensation arrangement.

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

Tax Implications of Executive Compensation.  Our aggregate deduction for Mr. Brenman’s compensation is  potentially  limited by Section 162(m) of the Internal  Revenue Code to the extent the aggregate amount paid to him exceeds $1.0 million, unless it is paid  under a  predetermined  objective  performance  plan  meeting certain requirements, or satisfies one of various other exceptions specified in the Internal  Revenue Code.  At Mr. Brenman’s 2010 compensation levels, and considering that we have not paid him any compensation since August 2006, (except for $2,000 paid to Mr. Brenman during the quarter ended June 30, 2007 to keep our payroll service active) we did not believe that Section  162(m) of the  Internal  Revenue Code would  be  applicable,  and  accordingly,  we did not  consider  its  impact in determining compensation levels for Mr. Brenman.

Employment Agreement with our Named Executive Officer.  In November 2004, we entered into an employment contract with David Brenman which became effective on or about September 30, 2005.  The employment agreement was approved by our Board of Directors, on November 16, 2004, which at that time included David Brenman’s father in addition to his brother-in-law.  The material terms of David Brenman’s employment agreement are as follows:

•	Annual salary of $150,000;
•	Employment for an initial five year term, and then automatically continuing for additional one year terms unless either party provides written notice of its intent to terminate the agreement;
•	The employee is subject to confidentiality/non-competition/protection of trade secrets/non-solicitation provisions;
•	The employment agreement provides for premature termination in certain circumstances;
•
Mr. Brenman has certain rights in the event of a change of control of the Company including a two year extension of his employment term and a requirement that his full salary (through the term of the agreement) be paid to him within 30 days of such change of control. Change of control can also constitute a basis on which the employee can terminate the agreement prematurely; and

•	The employment agreement did not prohibit David Brenman from receiving compensation from MJM Asset Management Company Establishment.

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

SUMMARY OF COMPENSATION

Disclosure of Compensation

As previously discussed, our only employee is David Brenman.  Under his employment agreement, Mr. Brenman is entitled to an annual salary of $150,000; however, due to cash shortages, except for a $2,000 payment made during the quarter ended June 30, 2007, we have not paid his salary since August 2006.  Except for the $2,000 payment made to Mr. Brenman during the quarter ended June 30, 2007, we did not pay Mr. Brenman any compensation during fiscal 2008.  Further, during 2009 and fiscal 2010 we did not pay Mr. Brenman any compensation.  Mr. Brenman agreed to suspend without interest the accrual of his salary effective as of March 31, 2008.  As of March 31, 2008 the total accrued amount owed to Mr. Brenman was $241,750, and as of March 31, 2010 and subsequently, this continues to be the amount owed.  The Company’s Board of Directors may later agree to recommence accruing or paying Mr. Brenman’s salary at a future time if deemed appropriate.

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

We have no other arrangements pursuant to which any of our directors was compensated during the fiscal year ended March 31, 2010 for services as a director.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related        Stockholder Matters.

Security Ownership of Company Officers and Directors

As of June 18, 2010 there were 17,109,093 shares of the Company’s common stock outstanding.  Of these shares 14,146,093 are issued in the name of GEI, Plc pursuant to the Restated Agreement but are being held by a third party escrow agent; unless and until these are released from escrow to GEI Plc, GEI Plc does not have any economic or voting rights in these shares and Mr. Brenman has been granted voting control over these shares.  The following table sets forth the beneficial ownership of the Company’s common stock as of June 18, 2010 by each director and each executive officer of the Company and by all directors and executive officers as a group.

Name and Address of Beneficial Owner	Position(s)	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock

David Brenman c/o Genesis Solar Corporation 4600 S. Ulster St., #800 Denver, CO 80237	CEO, CFO, President, and Chairman	14,646,094 (2)	85.6%

Robert Melnick c/o Genesis Solar Corporation 4600 S. Ulster St., #800 Denver, CO 80237	Director	50,000	**

All current directors and executive officers as a group (two persons)		14,696,094	85.8%

** Equals less than 1%.

(1)  Calculated in accordance with rule 13d-3 under the Securities Exchange Act of 1934.

(2) Consists of:  (i) 14,146,093 shares issued in the name of GEI Plc but currently held in escrow, Mr. Brenman has the right to vote these shares until they are either released from escrow or returned to the Company for cancellation; and (ii) 500,000 shares of common stock purchased in a private placement transaction that closed in November 2009;  Absent the 14,146,093 shares of common stock being considered “outstanding” while they are held in escrow, Mr. Brenman would hold approximately 24% of our common stock.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of June 18, 2010, as to the beneficial ownership of shares of our only outstanding class of securities, our common stock, by each person who, to our knowledge at that date, was a beneficial owner of 5% or more of the outstanding shares of our common stock, by each person who is an officer and/or director, and by all of our officers and directors as a group. The table does not include information regarding shares of common stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals.  No such broker or individual is believed to hold greater than 5% of our common stock.  The percent of class is based on 17,109,093 shares of our common stock being outstanding as of June 18, 2010.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership (ownership is direct unless otherwise noted)	Percent of Class
Genesis Capital Management Limited Trust House, 112 Brodie Street, Kingstown, Saint Vincent and the Grenadines. (1, 2, 3, 4)	2,031,867	11.8%

(1)
Of these shares, 150,000 were issued to Genesis Capital Management Limited (“GCM Ltd”) in November 2009 and 851,867 shares of common stock are owned in the name of Genesis Investment Funds Limited (“GIF”). Additionally, this includes: (i) 500,000 shares held by Mr. Janssen’s spouse, as described below Mr. Janssen is a control person of  GIF; (ii) 50,000 shares are held by the Chairman of the Board of GEI (an affiliate of GCM Ltd.); (iii) 265,000 shares are held by the managing director of GEI (an affiliate of GCM Ltd.); (iv) 165,000 shares are held by a director of GEI (an affiliate of GCM Ltd); and (v) 50,000 shares are held by another director of GEI (an affiliate of GCM Ltd). 220,000 of these shares are subject to an agreement by GCM Ltd. to return those shares to Mr. Brenman in the event the Company completes a successful business combination.  This does not include 1,423,256 shares that GIF (on behalf of GBF) returned to the Company in March 2008 and which were subsequently cancelled as described in Note (2), below.  This also does not include 14,146,093 shares of Company common stock issued in the name of GEI Plc (an affiliate of GCM Ltd) that are currently held in escrow and over which GEI Plc does not yet have any voting or economic rights.  The shares of Company common stock owned directly or indirectly by GCM Ltd were primarily acquired in various transactions with the Company and its affiliates.

(a)
Genesis Investment Funds is controlled by GCM Ltd.  GCM Ltd is controlled by Herald A.M.A. Janssen and Peter H. Jacobs.  Mr. Janssen and Mr. Jacobs co-founded Genesis Investment Funds Limited and GCM Ltd, and appointed GCM Ltd as the investment advisor for Genesis Investment Funds Limited.  Pursuant to a discretionary investment management agreement, GCM Ltd has discretionary investment and voting control over the assets of Genesis Investment Funds Limited, including the shares of Company common stock that Genesis Investment Funds Limited owns or controls directly and indirectly.

(b)
Genesis Investment Funds Limited is also controlled by Peter H. Jacobs, a licensed European property manager who holds a degree in engineering from the Technical Institute, Heerlen, Netherlands.  He is a certified appraiser by the court in the Netherlands.  Mr. Jacobs has been working as an asset manager in Europe since the 1980’s and has from time-to-time worked with Mr. Janssen and MJM Asset Management.  Mr. Jacobs co-founded Genesis Investment Funds Limited with Mr. Janssen.  Mr. Jacob’s address is Stelzagass 17, 9487 Gamprin, Liechtenstein.

(c)
As a result of their control of Genesis Investment Funds Limited, Mr. Jacobs and Janssen control the right to vote and to dispose of greater than 5% of the Company’s outstanding common stock.  Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934 each of Genesis Investment Funds Limited, GCM Ltd, Mr. Janssen and Mr. Jacobs may be deemed the beneficial owner of the shares of Company common stock held by Genesis Investment Funds and/or GCM Ltd.

(2)
In March 2008 as part of the Company’s divestiture of its entire equity interest in DMI, Genesis Biotechnology Fund Limited, a sub-fund of Genesis Investment Funds Limited, surrendered 1,423,256 shares of Company common stock it then held.

(3)
On November 25, 2007 David W. Brenman, Robert A. Melnick and Albert Brenman, sold all of their Company shares they then held in consideration for a promissory note issued by Janssen B.V. (an entity owned by Mrs. Corry Janssen, mother of Herald A.M.A. Janssen and an affiliate of GCM Ltd) to each of Messrs. David Brenman, Melnick, and Albert Brenman.    In addition, as described above in note (1), GCM Ltd has a contingent obligation to return 220,000 shares to David Brenman.  These shares are not included in Mr. David Brenman’s beneficial ownership because there can be no assurance that the conditions that would require a return of the shares to him will ever be satisfied.

(4)
The stated ownership does not include 14,146,093 shares issued into escrow in connection with the transaction described above with respect to GEI Plc over which neither GEI Plc, GCM Ltd nor any of their affiliates have any voting or economic rights until, if ever, the shares are released from the escrow.

Changes in Control.

Management is not aware of any arrangements which may result in a change of control of the Company.  However, throughout our recent fiscal years GCM Ltd has directly and indirectly owned or controlled greater than 50% of the Company’s common stock, and the Company expects that GCM Ltd may again own or control greater than 50% of the Company’s common stock during our 2011 fiscal year. In the event that the proposed transactions with Vital Source S.A. and GEI Plc are successfully concluded, of which no assurance can be made, then GCM Ltd and Vital Source S.A., collectively may own or control greater than 50% of the Company’s common stock during our 2011 fiscal year.  Assuming GCM Ltd or Vital Source S.A. regains or acquires beneficial ownership of a majority of our outstanding common stock, GCM Ltd and/or Vital Source S.A. could, in their discretion, call a meeting of the shareholders of the Company and vote their shares to replace all directors and take over control of the Company.  Neither GCM Ltd or Vital Source S.A. have advised the Company that they have any current plans to do so.  Because the Company’s common stock is not registered under the Securities Exchange Act of 1934, neither GCM Ltd nor Vital Source S.A.  have any reporting obligations under Sections 13(d) or 16(a) of the Securities Exchange Act.

As a result of the issuance of 14,146,093 shares into escrow in connection with the transaction described above with respect to GEI Plc, Mr. David Brenman now has voting rights over shares amounting to more than 80% of the total outstanding shares, which constitutes a change of control as compared to the GCM Ltd. control identified earlier.  Neither GEI Plc nor any of its affiliates (including, without limitation, GCM Ltd. and Genesis Investment Funds Limited) have any voting or economic rights until, if ever, the shares are released to GEI Plc from the escrow.  At that time, another change of control (back to GCM Ltd. and Vital Source S.A.) will likely occur.

Securities Authorized for Issuance under Equity Compensation Plans

As further described in Item 5 above the Company has adopted the2009 Equity Incentive Plan  and reserved 1,500,000 shares of common stock for issuance under that plan.  To date no stock options have been granted, and no stock bonuses issued, pursuant to that plan.

Item 13.     Certain Relationships and Related Transactions.

(a)           Transactions with Related Persons

Transactions with David Brenman

1.           In November 2004, our Board of Directors approved an employment agreement with our president, David W. Brenman.  That employment agreement became effective on or about September 30, 2005, and contains the terms and conditions described in Item 11 above.

2.           Because of working capital shortages, Mr. David Brenman has from time-to-time advanced funds and incurred expenses for the benefit of the Company.  The Company repays these amounts without interest, when it has sufficient funds available.  At March 31, 2010 the Company owed Mr. Brenman $31,952 for unreimbursed travel and other expenses incurred on behalf of the Company.

3.           During the quarter ended September 30, 2009 the Company borrowed $40,000 from Mr. Brenman to help the Company cover certain of its corporate obligations.  The Company issued Mr. Brenman a promissory note to evidence its obligation to repay these funds to Mr. Brenman.  The note is a demand note and accrues interest at 5%. Principal and accrued interest is due in full upon demand by Mr. Brenman.

4.In November 2009 Mr. Brenman participated in a private placement conducted by the Company.  Mr. Brenman purchased 500,000 shares of Company common stock at $0.01 per share.  The terms upon which Mr. Brenman participated in this private placement were the same as those upon which other investors participated.

5.           In addition, we have entered into transactions which have resulted in compensation being paid to David Brenman:

•
On May 13, 2005, we raised $2,000,000, on September 15 and 20, 2005, we raised a total of $1,700,000, and again on October 27, 2006, we raised a total of $25,000, from offshore private placements using a Liechtenstein-based asset manager, MJM Asset Management Company Establishment (“MJM”), as a finder which have resulted in compensation paid by MJM to David W. Brenman, our president.  Until January 1, 2007, Herald A.M.A. Janssen controlled MJM, a company he founded in 1997.  As described above, Genesis Investment Funds Limited, one of our significant shareholders, is controlled by GCM Ltd, a company that is also partially controlled by Herald A.M.A. Janssen.  The Company paid MJM a finders’ fee of 7½% of the $3,900,000 in funds raised by MJM Asset Management for the Company.

•
In prior transactions, MJM paid one-third of the finder’s fee to Mr. Brenman in accordance with an oral agreement. At the time the disinterested directors of the Company approved the arrangements with MJM, they understood that MJM has an obligation to pay one-third of the finder’s fee to Mr. Brenman, in accordance with an oral agreement between them.  As a result of those finder’s fee agreements, we paid approximately $292,500 to MJM from the funds raised to date.  After Mr. Janssen’s sale of MJM, Mr. Brenman is not entitled to receive any further compensation from MJM’s direct or indirect investments in the Company.

6.           Mr. Brenman acquired voting control (if any) over more than 14 million shares of the Company’s common stock as a result of the issuance of those shares into an escrow pending the completion of certain transactions with GEI Plc.

Transactions with Genesis Capital Management Ltd and Related Entities

1.           Pursuant to a discretionary investment management agreement, GCM Ltd has discretionary investment and voting control over the assets of Genesis Investment Funds Ltd. (“GIF Ltd”), including the shares of Company common stock that GIF Ltd owns or controls directly and indirectly.  During our fiscal year 2007 certain investors with interests in the Company transferred their shares to GIF Ltd for management purposes, including our president David Brenman who transferred 220,000 shares of common stock that he owned to GCM Ltd (which shares are to be returned to Mr. Brenman in the event the Company completes a successful business combination.   On October 27, 2006, GIF Ltd purchased an additional 2,500 shares of our common stock in a private offering, and finally in March 2007 GIF Ltd purchased 75,000 additional shares of common stock.  As a result of these transactions, at that time GCM Ltd directly or indirectly owns or controlled approximately 85% of then outstanding shares of Company common stock – although GCM Ltd’s beneficial ownership in the Company’s common stock has decreased since that date in large part as the result of later issuances of Company common stock.

               2.              On March 6, 2007 we entered into a Share Purchase Agreement (the “Genesis Agreement”) with Genesis Investment Funds, Ltd (“Genesis”), Trust House, 112 Bonadie Street, Kingstown, Saint Vincent which was then a related party.  The Genesis Agreement was subsequently amended.  Pursuant to that agreement, we sold Genesis Investments 75,000 shares of our common stock at $10 per share, and on March 22, 2007, we received $150,000 and 400,000 shares of Helix Biopharma Corporation.  Subsequently we sold the Helix shares into the market for approximately $600,000.

               3.              On March 7, 2008 we entered into two separate stock purchase agreements with: (i) Genesis Biotechnology Fund (“GBF”); and (ii) GCM Ltd.  GBF is a sub-fund of Genesis Investment Funds Ltd.  As described in Item 1, above, through these two stock purchase agreements we divested our entire interest in DMI which consisted of 1,673,256 shares.  It was also through the this agreement with GCM Ltd that we received the $250,000 promissory note from GCM Ltd.  Notwithstanding the significant ownership that GCM Ltd has in the Company, and although the directors of the Company have a small minority ownership interest in GBF, GCM Ltd did not initiate the March 7, 2008 transaction, nor did GCM Ltd attempt to influence the board’s decision.  In connection with GCM Ltd’s purchase of the DMI stock from the Company, the Company also transferred its right to purchase additional shares of DMI common stock to GCM Ltd.  The Company did not have sufficient capital available to exploit that opportunity.

              4.           On April 28, 2009, as amended twice in June 2009, the Company entered into a Share Purchase Agreement with a single European investor to invest not less than $250,000 by June 30, 2009 and the balance of the anticipated $2.7 million investment by not later than July 31, 2009.  Although, as described above, these funds were never received the Company planned to use the proceeds of the offering in part to pay a fee to GCM AG for introducing the investor, and to lend the balance of the proceeds from the offering to GCM Ltd.

              5.              In November 2009 GCM Ltd and certain of its affiliates participated in a private placement conducted by the Company.  In total GCM Ltd and its affiliates purchased 1,180,000 shares of Company common stock at $0.01 per share.  The terms upon which these persons participated in this private placement were the same as those upon which other investors participated.

               6.              On March 29, 2010 the Company entered into a Share Purchase Agreement in form of a private placement agreement (the “PPA”) with Vital Source, SA.  The PPA provides for the sale of 3,500,000 shares of Company common stock at $10.00 per share.  The PPA provides that the prospective investor is obligated pay the total purchase price of $35,000,000. If received, the Company currently plans to use the proceeds of the offering for the increase of capital of GSE for €25,000,000 (approximately $31,000,000 US).   The Company plans to use the balance of the investment for the payment to GCM Ltd. of $1,750,000 as a fee for introducing the investor to the Company and to fund working capital requirements.  However, the Company expects GCM Ltd. to permit the Company to retain a portion of the fee necessary to allow it to meet certain of its near term general corporate obligations, although any portion retained by the Company will still be due and owing to GCM Ltd.

               7.            On May 12, 2010 the Company entered into an Amended and Restated Stock Purchase Agreement with GEI Plc (an affiliate of GCM Ltd) regarding the Company’s potential acquisition of the Solar Panel Subsidiaries.  This agreement amended and restated the agreement the parties initially entered into on August 11, 2009 and then amended twice subsequently (on November 24, 2009 and January 19, 2010) regarding the potential acquisition of the Solar Panel Subsidiaries.  The terms of the Amended and Restated Stock Purchase Agreement, and potential consideration to be paid to paid to GEI Plc are described in Item 1 of this Form 10-K.

Stock Issuances.

The Board of Directors has approved stock issuances to related parties as described above.  Further, Mr. Melnick, a director of the Company, also participated in the private placement conducted in November 2009 and purchased 50,000 shares at $0.01 per share.  Because of the significant stock ownership of the purchasers and/or their relationships with the Company, these transactions were not negotiated at arms’-length.

Approval of Outside Business Activities.

The Board of Directors by resolution dated May 5, 2005, agreed to permit Mr. David Brenman to pursue a business opportunity with respect to CMOS imaging devices that are being developed by Micro-Imaging Solutions, LLC (“MIS”).  MIS is involved in the research and development of small scale high resolution medical devices.  The Board of Directors determined that the business opportunity with MIS is not a corporate opportunity of the Company, and that David Brenman is entitled to pursue such opportunity outside of his employment responsibilities with the Company, provided that such activities do not unreasonably interfere with his employment activities with the Company or compromise any trade secrets or confidential or non-public information relating to the Company.

Office Leases with Related Party.

In October 2005, the Company entered into an office lease with an unaffiliated party for approximately 3,210 square feet at the rate of $5,350 per month over its term of 38 months. Commencing April 1, 2006, the Company had subleased a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, LLC or “MIS”) for $2,675 per month (the Company’s cost). MIS was responsible for its pro-rata share of other expenses incurred under the lease. The lease expired in December 2008, and commencing January 2009, MIS leased the office suite from the unaffiliated party and subleased it to the Company by which the Company paid one-half the rent.  An affiliate of David Brenman has a significant equity interest in MIS.  This lease and sublease were originally approved by the remaining members of the Company board of directors, including Mr. David Brenman’s father and his brother-in-law.

On January 1, 1010, the Company moved its offices to 600 South Ulster Street, Suite 800, Denver, CO 80237.  This office is leased by MIS, and the Company subleases office space from MIS on a month-to-month basis.  The Company currently pays approximately $2,292 per month under this arrangement

(b)           Director Independence

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

Item 14.     Principal Accountant Fees and Services.

(a)             Audit Fees.

Our principal accountant, Causey, Demgen & Moore, Inc., billed us aggregate fees in the amount of approximately $14,300 for the fiscal years ended March 31, 2009 and 2010.  These amounts were billed for professional services that Causey, Demgen & Moore, Inc. provided for the audit of our annual financial statements, review of the financial statements included in our report on Form 10-Q, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)           Audit-Related Fees.

Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $-0- for the fiscal year ended March 31, 2010 and $-0- for the fiscal year ended March 31, 2009, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)           Tax Fees

Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $4,196 for the fiscal year ended March 31, 2009 and approximately $825 for the fiscal year ended March 31, 2010, for tax compliance, tax advice, and tax planning.

(d)           All Other Fees

Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $-0- for the fiscal years ended March 31, 2010 and 2009, for other fees.

(e)           Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee of the Board of Directors (or the Board of Directors as a whole if there is no audit committee appointed), or unless the services meet certain de minimis standards.  Since the Company has no audit committee, the Board of Directors pre-approved the audit services and tax services that Causey, Demgen & Moore, Inc. performed for the Company during the fiscal years ended March 31, 2009 and 2010, and has pre-approved that firm’s continuation of those services.

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Percentage of total fees paid to Causey, Demgen & Moore, Inc.
	Fiscal Year 2010	Fiscal Year 2009
Audit fees	95%	77%
Audit-related fees	0%	0%
Tax fees	5%	23%
All other fees	0%	0%

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)           Exhibits

Number                      Description

3.1	Amended and Restated Articles of Incorporation. Incorporated by reference from the Form 8-K dated March 30, 2009, filed April 2, 2009.

3.2	Bylaws. Incorporated by reference from the Annual Report on Form 10-KSB for the five fiscal years ended March 31, 1992.

10.1	Employment Agreement with David W. Brenman. Incorporated by reference from the Form 10-KSB for the year ended March 31, 2006, filed June 29, 2006.

10.2	Securities Purchase Agreement with Genesis Biotechnology Fund. Incorporated by reference from Form 8-K dated March 7, 2008, filed March 12, 2008.

10.3	Securities Purchase Agreement with Genesis Capital Management Limited. Incorporated by reference from Form 8-K dated March 7, 2008, filed March 12, 2008.

10.4	Promissory Note dated March 7, 2008. Incorporated by reference from Form 8-K dated March 7, 2008, filed March 12, 2008.

10.4	2009 Equity Incentive Plan. Incorporated by reference from Form 10-Q dated September 30, 2009, filed November 20, 2009.

10.5           Share Purchase Agreement between Genesis Solar Corporation and Vital Source, S.A.Incorporated by reference from Form 8-K dated March 27, 2010, filed April 1, 2010.

10.6	Amended and Restated Share Purchase Agreement dated May 12, 2010. Incorporated by reference from Form 8-K dated May 12, 2010, filed May 13, 2010.

10.7*	Escrow Agreement between Genesis Solar Corporation, Genesis Energy Investments Plc, and Oppenheim Law Firm.

10.8*	Amendment No. 1 to the Share Purchase Agreement between Genesis Solar Corporation and Vital Source, S.A.

31*           Certification pursuant to Rule 13a-14(a).

32*           Certification pursuant to 18 U.S.C. §1350.

*           Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2010
GENESIS SOLAR CORPORATION.

By: /s/ David W. Brenman
David W. Brenman, President

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: June 28, 2010
By: /s/ David W. Brenman
David W. Brenman, President, Principal
Executive Officer, Principal Accounting
Officer, principal Financial Officer and
Director

Date: June 28, 2010
By: /s/ Robert A. Melnick
Robert A. Melnick, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Genesis Solar Corporation (formerly Cogenco International, Inc.)

We have audited the accompanying balance sheets of Genesis Solar Corporation (formerly Cogenco International, Inc.) (a development stage company) as of March 31, 2009 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception of the development stage (October 1, 2008) through March 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Solar Corporation (formerly Cogenco International, Inc.) as of March 31, 2009 and 2010, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage (October 1, 2008) through March 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado                                                 /s/ CAUSEY DEMGEN & MOORE INC.
June 28, 2010

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.
(A Development Stage Company)
BALANCE SHEET
March 31, 2009 and 2010

ASSETS

	2009	2010
Current assets:
Cash ($954 in interest bearing accounts)	$34,448	$9,362
Note receivable - related party - current portion (Note 4)	114,347	95,599
Interest receivable - related party (Note 4)	2,810	1,441
Prepaid expense	10,700	15,770

Total current assets	162,305	122,172

Computer equipment, at cost, net of accumulated
depreciation of $2,713 (2009) and $3,496 (2010)	787	4
Note receivable - related party - net of current
portion (Note 4)	72,040	-

Total assets	$235,132	$122,176

LIABILITIES

Current liabilities:
Accounts payable	$437	$5,655
Accounts payable - related party	5,082	31,952
Officer payable (Note 4)	-	40,000
Accrued salary - officer (Note 4)	241,750	241,750
Accrued interest - officer (Note 4)	-	1,019

Total current liabilities	247,269	320,376

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.01 par value; 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 500,000,000 shares
authorized, 1,233,000 (2009) and 2,963,000 (2010)
shares issued and outstanding	12,330	29,630
Additional paid-in capital	6,150,558	6,150,558
Accumulated deficit (including $242,905 deficit
accumulated during the development stage at
March 31, 2010) (Note 1)	(6,175,025)	(6,378,388)

Total stockholders' equity (deficit)	(12,137)	(198,200)

Total liabilities and stockholders' equity (deficit)	$235,132	$122,176

See accompanying notes

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the years Ended March 31, 2009 and 2010 and Cumulative amounts from Inception of the Development Stage (October 1, 2008) Through March 31, 2010

			Cumulative
			amounts from
	2009	2010	Inception

Costs and expenses
Legal fees	$20,436	$53,849	$64,244
Consulting and travel expenses -
related party	19,790	30,116	32,557
General and administration	36,216	92,394	109,009
Rent and storage expenses	64,640	33,045	65,145
Depreciation	783	783	1,174

Total costs and expenses	141,865	210,187	272,129

Other income (expense)
Rental income (Note 5)	32,830	-	16,450
Interest income	14,909	7,843	13,793
Interest expense	-	(1,019)	(1,019)

Total other income (expense)	47,739	6,824	29,224

Net loss (Note 3)	$(94,126)	$(203,363)	$(242,905)

Basic and diluted loss per common share	$(0.08)	$(0.11)	$(0.15)

Weighted average number of common
shares outstanding	1,233,000	1,863,384	1,654,410

See accompanying notes.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years Ended March 31, 2009 and 2010 and from Inception of the Development Stage (October 1, 2008) Through March 31, 2010

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity (deficit)

Balance at March 31, 2008	1,233,000	$12,330	$6,150,558	$(6,080,899)	$81,989

Net loss for the period ended September 30, 2008	-	-	-	(54,584)	(54,584)

Balance at September 30, 2008	1,233,000	12,330	6,150,558	(6,135,483)	27,405

Net loss for the period ended March 31, 2009	-	-	-	(39,542)	(39,542)

Balance at March 31, 2009	1,233,000	12,330	6,150,558	(6,175,025)	(12,137)

Sale of common stock to related parties for	1,730,000	17,300	-	-	17,300

Net loss for the period ended March 31, 2010	-	-	-	(203,363)	(203,363)

Balance at March 31, 2010	2,963,000	$29,630	$6,150,558	$(6,378,388)	$(198,200)

See accompanying notes.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the years Ended March 31, 2009 and 2010 and CUMULATIVE AMOUNTS from Inception of the Development Stage (October 1, 2008) Through March 31, 2010

			Cumulative
			amounts from
	2009	2010	Inception

Cash flows from operating activities:
Net loss	$(94,126)	$(203,363)	$(242,905)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation expense	783	783	1,174
Change in interest receivable and prepaid
expense	(7,995)	(3,701)	2,303
Change in accounts payable and
accrued expenses	(13,940)	33,107	25,383

Net cash used in operations	(115,278)	(173,174)	(214,045)

Cash flows from investing activities:
Receipts on note receivable	63,613	90,788	134,185
Certificate of deposit redeemed	84,727	-	-

Net cash provided by investing activities	148,340	90,788	134,185

Cash flows from financing activities:
Proceeds from sale of stock	-	17,300	17,300
Proceeds from officer loan	-	40,000	40,000

Net cash provided by financing activities	-	57,300	57,300

Net increase (decrease) in cash	33,062	(25,086)	(22,560)

Cash and cash equivalents at
beginning of period	1,386	34,448	31,922

Cash and cash equivalents at
end of period	$34,448	$9,362	$9,362

See accompanying notes.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2010

1.     Significant accounting policies

Organization:

Genesis Solar Corporation, formerly known as Cogenco International, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on June 27, 1983, for the purpose of engaging in the cogeneration business (the simultaneous production of power, either mechanical or electrical, and useful thermal energy, such as steam, so that the waste heat which is a by-product of one process becomes the energy source for the other).  The Company commenced active business operations after it completed its initial public offering of securities in February 1985, pursuant to which the Company realized total net proceeds of approximately $1,000,000.  The Company eventually depleted its financial resources and was not able to secure additional capital to continue active business operations.  The Company ceased active business operations in early 1988.  The Company has been seeking potential business opportunities since that time, has maintained itself as a validly existing Colorado corporation, and has continued to make filings under Section 15(d) of the Securities Exchange Act of 1934.

Effective December 7, 2009 the Company changed its name from Cogenco International, Inc. to Genesis Solar Corporation when the Company’s Amended and Restated Articles of Incorporation became effective under Colorado law.  Based on the business operations and transactions the Company hopes to engage in (further described below under the heading Potential Transaction with Genesis Energy Investment Plc), in November 2009 the Company’s Board of Directors believed it was appropriate to change the Company’s name to Genesis Solar Corporation and thereafter caused the Company to effect the name change. Genesis Solar has made the filings it believes are necessary with the Financial Industry Regulatory Authority (“FINRA”) to obtain a new symbol for the Company’s common stock, and to reflect the name change in the financial markets; however as of June 18, 2010 the Company has not been assigned a new trading symbol.

Except for a series of private equity financings in 2005, 2006, and 2007 totaling approximately $4.7 million, and the activities described below with DMI BioSciences, Inc. (“DMI”), and the potential transaction with Genesis Energy Investment Plc (also described below) the Company has not engaged in active business operations for more than the past five years.  The Company has not received any revenues from operations for more than the past ten years.

Effective October 1, 2008, the Company decided to begin a search for a new business opportunity.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2010

1.     Significant accounting policies (continued)

Organization (continued):

During our 2004 fiscal year, we entered into a letter of intent and then an agreement with DMI by which we agreed to participate in the development of a drug for the treatment of asthma in humans.  We amended those agreements at various times, and in 2006 the Company converted its $3,250,000 investment into 1,000,000 shares of DMI common stock in accordance with the pre-existing agreements.  The Company entered into certain stock purchase agreements with DMI under which the Company purchased an additional 673,256 shares at an aggregate purchase price of $580,000.  We had a right to purchase additional shares and receive a warrant to purchase another 1,000,000 shares, however we did not complete that purchase.  In March 2008, we sold our entire interest in DMI.   We are no longer pursuing any business opportunities or transactions with DMI.

In February 2008 we received an inquiry from the Securities and Exchange Commission regarding the potential application of the Investment Company Act of 1940 (the “ICA”) to the Company.  In order to avoid ICA regulation, potential regulatory action, and the cost attendant to registration and operation under the ICA, the Company determined it to be preferable to sell its DMI shares to Genesis Biotechnology Fund Limited (“GBF”) and Genesis Capital Management Limited (“GCM Ltd”), which were already majority shareholders of the Company.  Accordingly, on March 7, 2008 the Company entered into two separate stock purchase agreements to complete the transaction:

1.
The Company entered into a stock purchase agreement with GBF to sell 1,423,256 shares of DMI common stock to GBF in consideration for GBF surrendering 1,423,256 shares of the Company’s common stock.  These shares have been cancelled.

2.
The Company entered into a stock purchase agreement with GCM Ltd to sell 250,000 shares of DMI common stock to GCM Ltd for $250,000, for which the Company received a promissory note.  The promissory note issued by GCM Ltd carries 6% interest and provides that GCM Ltd will pay the Company $25,000 per quarter.  The first payment is due on June 30, 2008 and the final payment of $24,211 is due on December 31, 2010, with the total principal and interest payments totaling $274,211

The Company is no longer a shareholder of DMI and does not intend to pursue business opportunities with DMI.  The Company therefore entered a new development stage as more fully defined in the guidance in Section 915 of FASB Accounting Standards Codification.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2010

1.     Significant accounting policies (continued)

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

Fair value accounting:

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement:

Level 1:  Quoted prices in active markets for identical assets or liabilities;
Level 2:  Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3:  Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts of cash, cash equivalents, notes receivable, prepaid and accrued expenses, accounts payable, and note payable – officer are assumed to approximate fair value because of the short maturities of those instruments.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2010

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

Income taxes:

The Company accounts for income taxes using a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.  The Company has adopted FIN No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” revised as set forth in Section 740 of the FASB Accounting Standards Codification.

After evaluating the tax positions taken, none are considered to be uncertain; therefore, no amounts have been recognized as of March 31, 2009 and 2010. Interest and penalties, if any, associated with tax positions are recorded in the period assessed as income tax expense. No interest or penalties have been assessed as of March 31, 2009 or 2010. Tax years that remain subject to examination include 2007 through the current period for Federal returns and 2006 through the current period for the state returns.

Cash flows:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions, which deposits are insured up to $250,000 per institution by the Federal Deposit Insurance Corporation (FDIC). At various times during the year, the balance at one financial institution may exceed FDIC limits.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2010

1.	Significant accounting policies (continued)

Computer equipment:

Computer equipment is stated at cost. Depreciation is provided by the Company on straight-line and accelerated methods over estimated useful lives of three to five years.

Recently issued accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. We have conformed the references in the notes to our financial statements to the new Codification.

In April 2009, the FASB issued an update to FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additional disclosures are required regarding fair value in interim and annual reports. These provisions are effective for interim and annual periods ending after June 15, 2009.  This guidance was adopted by the Company effective April 1, 2009.  See note 1 for required disclosures.

In April 2009, the FASB issued an update to FASB ASC Topic 805, Business Combinations (“ASC 805”) authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards. This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This guidance became effective for assets or liabilities arising from contingencies in business combinations that are consummated on or after October 1, 2009. Accordingly, the Company will record and disclose assets acquired and liabilities assumed in a business combination that arises from contingencies under the revised standard for transactions consummated, if any, after October 1, 2009.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2010

1.	Significant accounting policies (continued)

Recently issued accounting pronouncements (continued):

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosure Topic 820, Measuring Liabilities at Fair Value authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This guidance was adopted effective July 1, 2009. The adoption had no impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-04, Accounting for Various Topics — Technical Corrections to SEC Paragraphs. This update provides updates/corrections to various topics of the codification with regards to the SEC’s position on various matters. There is no new guidance, but it includes adjustments to the SEC’s position on already issued updates. Some of the main topics covered are as follows: 1) Requirements for using push down accounting in an acquisition 2) appropriate balance sheet presentation of unvested, forfeitable equity instruments, which are issued to nonemployees as consideration for future services, and 3) intangible assets arising from insurance contracts acquired in a business combination. The corrections are applicable for 2009 since the updates relate to already issued guidance. The adoption had no impact on our financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This update provides amendment to the codification regarding the disclosures required for fair value measurements. The key amendments include: (a) a requirement to disclose transfer in and out of Level 1 and 2; (b) activity in Level 3 should show information about purchases, sales, settlements, etc. on a gross basis rather than as net basis; and (c) additional disclosures about inputs and valuation techniques. The new disclosure requirements are effective for periods beginning after December 31, 2009, except for the gross disclosures of purchases, etc. which is effective for periods beginning after December 15, 2010. The Company adopted this update on January 1, 2010, and it did not have a significant impact on the financial statements.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2010

1.	Significant accounting policies (continued)

Recently issued accounting pronouncements (continued):

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. This update provides clarification about Topic 810 (Previously SFAS 160) and clarifies that the derecognition provisions of Topic 810 apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This update is effective for the first reporting period beginning after December 15, 2009. The Company adopted this update effective January 1, 2010, but did not experience any decreases in ownership of a subsidiary in the first quarter of 2010. Accordingly, the update did not have any impact on the financial statements as of March 31, 2010.

In December 2009, the FASB issued ASU 2009-17, Consolidation (Topic 810) — Improvements Financial Reporting by Enterprises Involved with Variable Interest Entities. This update amends Topic 810 and is a result of SFAS 166. This standard did not have a significant impact on the financial statements when it was adopted on January 1, 2010.

2.     Stockholders’ equity

Stock issuances:

The Company did not issue any shares of its common stock during the year ended March 31, 2009.

On November 18, 2009 the Company issued 1,730,000 shares of common stock to eight individual investors (including our President Mr. Brenman, the other member of our Board of Directors, the principals of GCM Ltd, the chairman of GEI Plc, and certain other parties) pursuant to a private placement transaction.  The Company received net proceeds of $17,300 from this transaction.

On November 18, 2009 the Company’s board of directors adopted and approved the 2009 Equity Incentive Plan and reserved 1,500,000 shares for issuance under the plan.  To date, no options have been granted, or shares issued, under the plan.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2010

2.      Stockholders’ equity (continued):

Stock issuances (continued):

On March 29, 2010 the Company entered into a Share Purchase Agreement in form of a private placement agreement (the “PPA”) with Vital Source, S.A.  The PPA provides for the sale of 3,500,000 shares of Company common stock at $10.00 per share.  The PPA provides that the prospective investor is obligated pay the total purchase price of $35,000,000. If received, the Company currently plans to use the proceeds of the offering for the increase of capital of Genesis Solar España, S.L. (“GSE”) for €25,000,000 (approximately $31,000,000 US).   The Company plans to use the balance of the investment for the payment to GCM Ltd. of $1,750,000 as a fee for introducing the investor to the Company.  However, the Company expects GCM Ltd. to permit the Company to retain a portion of the fee necessary to allow it to meet certain of its near term general corporate obligations, although any portion retained by the Company will still be due and owing to GCM Ltd.

Stock cancellation:

The Company entered into a stock purchase agreement with Genesis Biotech to sell 1,423,256 shares of DMI common stock to Genesis Biotech in consideration for Genesis Biotech surrendering 1,423,256 shares of the Company’s common stock.  These shares of the Company’s common stock have been received from Genesis Biotech and cancelled.

On April 28, 2009, as amended twice in June 2009, the Company entered into a Share Purchase Agreement (the “SPA”) with a single European investor (which was not otherwise affiliated with the Company) to invest not less than $250,000 by June 30, 2009 and the balance of the anticipated $2.7 million investment by not later than July 31, 2009.  The shares of the Company’s common stock were to be issued to the European investor at $5.00 per share.  The Company did not receive any funds from the European investor as contemplated in the SPA and no shares of the Company’s common stock were issued pursuant to the SPA. On October 22, 2009, the Company’s Board of Directors affirmatively terminated the SPA and notified the investor of its termination.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2010

3.      Income taxes

Effective April 1, 2007, the Company adopted the provision of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

No provision for income taxes is required for the years ended March 31, 2008 and 2009 or the period from inception of the development stage (October 1, 2008) through March 31, 2009 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $236,000, of which only $11,800 may be used in any one year.  The 2007 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $71,000 in any one year.  Furthermore, future acquisition by the company could further limit utilization of net operating loss carryforwards.  If not used to offset future taxable income, the carryforwards will expire as follows:

2010	$2,000
2011	12,000
2012	9,000
2013	24,000
2019	8,000
2020	14,000
2021	12,000
2022	16,000
2023	17,000
2024	58,000
2025	184,000
2026	151,000
2027	103,000
2028	94,000
2029	203,000
$907,000

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2010

3.      Income taxes (continued):

As of March 31, 2009 and 2010, total deferred tax assets and valuation allowance are as follows:

	2009	2010
Deferred tax assets resulting from:
Loss carryforward	$287,000	346,900
Future deduction for research and
development and accrued officer salary and interest	90,200	90,600
Valuation allowance	(377,200)	(437,500)
	$-	$-

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

4.      Related party transactions

As described in Note 3, “Stockholders’ equity - Stock issuances” above, the Company has entered into agreements with related parties to acquire certain business opportunities.  Because of the significant control through stock ownership of the parties involved, these transactions must be considered related party transactions not negotiated at arms’-length.

In November 2004 the Company’s Board of Directors approved an employment agreement with its president, David W. Brenman.  The material terms of the employment agreement are as follows:

•	Annual salary shall be $150,000;
•	Employment is for a 5 year term, and then automatically continuing for additional one year terms unless either party provides written notice of its intent to terminate the agreement;
•	The employee is subject to Confidentiality/non-competition/protection of trade secrets/non-solicitation provisions;
•	The employment agreement provides for premature termination in certain circumstances; and
•
The employee has certain rights in the event of a change of control of the Company including a two year extension of his employment term and a requirement that his full salary (through the term of the agreement) be paid to him within 30 days of such change of control.  Change of control can also constitute a basis on which the employee can terminate the agreement prematurely.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2010

4.      Related party transactions (continued)

The Employment Agreement commenced September 30, 2005 when the Company paid DMI pursuant to a co-development agreement.  Mr. Brenman agreed to suspend without interest the accrual of his salary effective as of March 31, 2008.  As of March 31, 2008 the total accrued amount owed to Mr. Brenman was $241,750, and as of March 31, 2010 and subsequently, this continues to be the amount owed.  The Company’s Board of Directors may later agree to recommence accruing or paying Mr. Brenman’s salary at a future time if deemed appropriate.

During the quarter ended September 30, 2009, Mr. Brenman advanced the Company $40,000 to provide the Company additional liquidity to pay its obligations pursuant to the terms of a promissory note issued by the Company (the “Note”). The Note is a demand note and accrues interest at 5%. Principal and accrued interest is due in full upon demand by Mr. Brenman.

Since October 2005, the Company has been sharing office lease expenses with Micro-Imaging Solutions, LLC (“MIS”), a company affiliated with Mr. Brenman.  See the description below in Note 6, “Operating Lease” for more information about this transaction.

In March 2008 the Company sold the shares of DMI common stock to GBF and GCM Ltd as described in Note 1, above.  GBF and GCM Ltd are related parties in that they are related to each other and to Genesis Investment Funds Limited (“GIF”), an entity based in Saint Vincent that owns 85% of the outstanding shares of the Company’s common stock.  The two directors of the Company are minority (less than 1%) holders of shares issued by GIF.

Included as a part of the sale of the DMI stock, the Company sold 250,000 shares of DMI common stock to GCM Ltd for $250,000, for which the Company received a promissory note.  The promissory note issued by GCM Ltd carries 6% interest and provides that GCM Ltd will pay the Company $25,000 per quarter.  The first payment was due on or before June 30, 2008 (paid on June 26, 2008) and the final payment of $24,211 is due on December 31, 2010, with the total principal and interest payments totaling $274,211.  The promissory note also provides for a late fee equal to 5% of payments not timely made and default interest of 21% per annum.  GCM Ltd has made several of its quarterly payments after the due date, and on June 19, 2009, paid the $25,000 due on March 31, 2009.  The Company has not declared default on these payments and has not assessed the 5% late charge or the 21% default interest on the amounts due.  As noted, GCM Ltd. is the principal shareholder of the Company, and therefore this is a related party transaction as is the decision not to impose the late charge or the default interest rate.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2010

5.   Operating lease

In October 2005, the Company entered into an office lease with an unaffiliated party for approximately 3,210 square feet at a rate of $5,350 per month over its term of 38 months.  With the consent of the unaffiliated landlord, the Company has agreed to sublease a portion of the space (approximately 1,605 square feet) to another company (Micro-Imaging Solutions, Inc. or “MIS”) for $2,675 per month (the Company’s cost).  An affiliate of David Brenman has a significant equity interest in MIS and Mr. Brenman is a manager of MIS.  The lease and sublease was approved by the remaining members of the Company board of directors, including David Brenman’s father and his brother-in-law.  A certificate of deposit of $85,436 was pledged as collateral on a letter of credit in the amount of $70,000 securing the lease.  On May 28, 2008, the certificate of deposit was redeemed.  Cash proceeds of $37,560 from the redemption were used to prepay the office rent through December 2008 and release the Company from the $70,000 letter of credit securing the lease.  The lease expired December 2008 and MIS entered into the lease with the unaffiliated landlord and subleased one-half of the space to the Company.  The Company paid MIS $2,675 per month for its use of one-half of the space during the remaining term of that lease.

On January 1, 2010, the Company moved its offices to 600 South Ulster Street, Suite 800, Denver, CO  80237.  The office is leased by MIS, and the Company subleases office space from MIS on a month-to-month basis.  The Company currently pays approximately $2,292 per month under this arrangement.

6.   Subsequent events

On May 12, 2010 the Company entered into an Amended and Restated Stock Purchase Agreement with GEI Plc (an affiliate of GCM Ltd) regarding the Company’s potential acquisition of the “Solar Panel Subsidiaries” (being Genesis Solar España, S.L., Genesis Solar Singapore Pte. Ltd., and Genesis Solar Hungary Kft).  This agreement amended and restated the agreement the parties initially entered into on August 11, 2009 and then amended twice subsequently (on November 24, 2009 and January 19, 2010) regarding the potential acquisition of the Solar Panel Subsidiaries.  The Restated Agreement provides that an initial closing into escrow will occur by September 30, 2010 and the final closing will occur by December 31, 2010.

The parties completed the Initial Closing on May 25, 2010 at which time the Company deposited share certificates with the escrow agent representing 14,146,093 shares of the Company’s common stock, and certain other certificates and documents.  The shares deposited are allocated for the purchase price of GSE, GSS, GSH, and certain intellectual property owned by GEI Plc (the “GEI Know How”) as follows:

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2010

6.   Subsequent events (continued)

▪
A minimum of 8,950,000 shares and up to an additional 4,809,600 shares of Company common stock will be issued for the GSE equity interest (depending on the amount of “Seller Invested Funds” – being assets and or funds invested by GEI Plc into GSE and either available to GSE for use following the closing, or used by GSE prior to the closing where the Company has approved such use);

▪	25,000 shares of Company common stock will be issued for the GSS equity interest;
▪	25,000 shares of Company common stock will be issued for the GSH equity interest; and
▪	336,493 shares of Company common stock will be issued for the GEI Know How.

Unless and until these shares are released from escrow to GEI Plc, GEI Plc does not have any economic or voting rights in these shares and David Brenman (the Company’s president) has been granted voting control over these shares.