Form 10-Q
period 2010-06-30
Genesis Solar Corp
filed 2010-08-16
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer                                            Accelerated filer                                          Non-accelerated filer  ☐                                    Smaller reporting company ☑

The number of shares outstanding of the issuer's classes of common stock, as of August 13, 2010 was 17,059,093 shares, $.01 par value.

GENESIS SOLAR CORPORATION
(A Development Stage Company)

INDEX

PART I.  FINANCIAL INFORMATION

Item 1:                 Financial Statements

Balance Sheet – March 31, 2010 and June 30, 2010 (unaudited)

Statement of Operations – For the Three Months Ended June 30, 2010 and 2009
(unaudited) and Cumulative Amounts from Inception of the Development
Stage (October 1, 2008) through June 30, 2010 (unaudited)

Statement of Stockholders' Equity (Deficit) - For the Three Months Ended
June 30, 2010 (unaudited)

Statement of Cash Flows - For the Three Months Ended June 30, 2010 and 2009 and
Cumulative Amounts from Inception of the Development Stage (October 1, 2008)
through June 30, 2010 (unaudited)

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

Item 4.                 Reserved.

Item 5.                 Other information.

Item 6.                 Exhibits

Signatures

Certification pursuant to Securities Exchange Act of 1934 and
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I.                            FINANCIAL INFORMATION

Item 1.  Financial Statements
GENESIS SOLAR CORPORATION
(A Development Stage Company)
BALANCE SHEET
March 31, 2010 and June 30, 2010
(Audited)	(Unaudited)

ASSETS

	March	June
Current assets:
Cash	$9,362	$3,424
Note receivable - related party - (Note 4)	95,599	72,040
Interest receivable - related party (Note 4)	1,441	1,086
Prepaid expenses and other assets	15,770	-

Total current assets	122,172	76,550

Computer equipment, at cost, net of accumulated
depreciation of $3,496 (March) and $3,500 (June)	4	-

Total assets	$122,176	$76,550

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,655	$16,749
Accounts payable - related party	31,952	22,884
Officer payable (Note 4)	40,000	40,000
Accrued salary - officer	241,750	241,750
Accrued interest - officer (Note 4)	1,019	1,519

Total current liabilities	320,376	322,902

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 500,000,000 shares
authorized, 2,963,000 shares issued and	29,630	29,630
outstanding
Additional paid-in capital	6,150,558	6,150,558
Accumulated deficit (including $291,057 deficit
accumulated during the development stage at
June 30, 2010) (Note 1)	(6,378,388)	(6,426,540)

Total stockholders' equity (deficit)	(198,200)	(246,352)

Total liabilities and stockholders' equity (deficit)	$122,176	$76,550

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
 (Unaudited) and
Cumulative Amounts from Inception of the Development
Stage (October 1, 2008) through June 30, 2010

			Cumulative
			amounts from
	2009	2010	Inception

Costs and expenses:
Legal fees	$13,053	$18,948	$83,192
Travel and other expenses - related
party	28,866	4,022	36,579
General and administration	19,037	18,886	127,895
Rent and storage expenses	9,017	6,878	72,023
Depreciation	196	4	1,178

Total costs and expenses	70,169	48,738	320,867

Other income (expense) (Note 4)
Rental income	-	-	16,450
Interest income	2,475	1,086	14,879
Interest expense	-	(500)	(1,519)
Total other income (expense)	2,475	586	29,810

Net loss (Note 3)	$(67,694)	$(48,152)	$(291,057)

Basic and diluted loss per common share	$(0.05)	$(0.02)	$(0.16)

Weighted average number of common
shares outstanding	1,233,000	2,963,000	1,841,352

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2010
(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity (deficit)

Balance at March 31, 2010	2,963,000	$29,630	$6,150,558	$(6,378,388)	$(198,200)
Net loss for the three months
ended June 30, 2010	-	-	-	(48,152)	(48,152)

Balance at June 30, 2010	2,963,000	$29,630	$6,150,558	$(6,426,540)	$(246,352)

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ended June 30, 2010 and 2009 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) through June 30, 2010
(Unaudited)

	Three months Ended		Cumulative
	June 30,		amounts from
	2009	2010	Inception
Cash flows from operating activities:
Net loss	$(67,694)	$(48,152)	$(291,057)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation expense	196	4	1,178
Change in receivables and prepaid
expense	(7,690)	16,125	18,428
Change in payables and accrued
expenses	36,760	2,526	27,909

Net cash used in operations	(38,428)	(29,497)	(243,542)

Cash flows from investing activities:
Receipts on note receivable - related party	22,190	23,559	157,744

Net cash provided by investing activities	22,190	23,559	157,744

Cash flows from financing activities:
Proceeds from sale of stock	-	-	17,300
Proceeds from officer loan	-	-	40,000

Net cash provided by financing activities	-	-	57,300

Net decrease in cash	(16,238)	(5,938)	(28,498)

Cash and cash equivalents at
beginning of period	34,448	9,362	31,922

Cash and cash equivalents at
end of period	$18,210	$3,424	$3,424

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

1.      Significant Accounting Policies and basis of presentation

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

Genesis Solar ceased active business operations in early 1988. Genesis Solar has been seeking potential business opportunities since that time, has maintained itself as a validly existing Colorado corporation, and has continued to make filings under Section 15(d) of the Securities Exchange Act of 1934. Except for a series of private equity financings in 2005, 2006, and 2007 totaling approximately $4.7 million, and the activities described below with DMI BioSciences, Inc. (“DMI”), Genesis Solar has not engaged in active business operations for more than the past five years. Genesis Solar has not received any revenues from operations for more than the past ten years. Effective October 1, 2008, the Company decided to begin a search for a new business opportunity inasmuch as we were no longer pursuing any business opportunities or transactions with DMI. The Company therefore entered a new development stage as more fully defined in the guidance in Section 915 of the FASB Accounting Standards Codification™.

On August 11, 2009, Genesis Solar entered into a stock purchase agreement to acquire three subsidiaries (collectively the “Solar Subsidiaries”) of Genesis Energy Investments, PLC (“GEI Plc”), an affiliate of Genesis Solar’s principal shareholder.  As further described below, this stock purchase agreement was amended twice, and then in May 2010 the parties entered into an Amended and Restated Stock Purchase Agreement to acquire the Solar Subsidiaries.  Later in May 2010, the parties conducted an initial closing of the transaction into escrow.   Then effective August 3, 2010, the Company entered into various agreements further amending the terms of the transaction, pursuant to which the Solar Subsidiaries were transferred to an affiliate of the Company, and the Company hopes to complete the acquisition of one of the Solar Subsidiaries and certain intellectual property from that affiliate by December 31, 2010.

The March 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.     Significant Accounting Policies and basis of presentation (continued)

The accompanying financial statements have been prepared by Genesis Solar, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2010 and June 30, 2010, and the results of operations and cash flows for the periods ended June 30, 2009 and 2010.  The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, Genesis Solar has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations.  As a development stage company, Genesis Solar continues to rely on infusions of equity capital and the repayment of debt (including related party debt owed to Genesis Solar by Genesis Capital Management Limited) to fund its contemplated activities.  As a result, substantial doubt exists about Genesis Solar’s ability to continue to fund future operations using its existing resources.  Genesis Solar will likely continue to seek equity investments from offshore accredited investors, however there can be no assurance that it will actually receive any such funding.

Earnings (loss) per share

In accourance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 260, Earnings per Share ("ASC 260"), basic earnings (loss) per shares is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net loss attributable to common shares by the weighted average number of common and potential common shares outstanding during period.

The Company has executed the contingent stock agreements with Vital Source, S.A. for 3,500,000 common shares and the GEI Plc for 14,096,093 common shares, as described in these notes and in the notes to our March 31, 2010 form 10-k, from its calculation of the effect of dilutive securities, as they represent anti-dilutive stock.

2.      Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. It requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance is effective for fiscal years beginning on January 1, 2010. The Company adopted this  standard on April 1, 2010 and it does not have an impact on the unaudited financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This update provides accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. The guidance requires that a share-lending arrangement entered into on an entity’s won shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as issuance cost in the financial statement of the entity. This issue only applies to share-lending arrangements that are classified as equity in the financial statements of the share lender. This update is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years with retrospective application required. The Company adopted this update on April 1, 2010, and it did not have an impact on the Unaudited Financial Statements

3.      Income taxes

No provision for income taxes is required at March 31, 2010 and June 30, 2010 because, in management’s opinion and based on historical performance the effective tax rate for the years will be zero.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.      Income taxes (continued)

As of March 31, 2010 and June 30, 2010, total deferred tax assets and valuation allowance are as follows:

	March 31,	June 30,
	2010	2010

Deferred tax assets resulting from:
Loss carryforward	$346,900	$356,500
Future deduction for accrued salaries and interest	90,600	90,900
Valuation allowance	(437,500)	(447,400)
	$-	$-

4.      Related party transactions

In November 2004 we entered into an employment agreement with Mr. Brenman (Genesis Solar’s president) which became effective on or about September 30, 2005. The employment agreement was approved by our board of directors, including Mr. Brenman’s father and brother-in-law.  The material terms of David Brenman’s employment agreement are described in our annual report on Form 10-K for the year ended March 31, 2010.  We paid Mr. Brenman his salary as due under the employment agreement through August 15, 2006, but, except for a $2,000 payment made in June 2007, since August 31, 2006, we have been unable to make payments to him as required under his employment agreement.  Mr. Brenman has orally agreed to defer (without interest) collection of any other amounts due under his employment agreement until such time as Genesis Solar is adequately financed.  Further, on March 31, 2008 Mr. Brenman orally agreed to suspend the accrual of his salary until Genesis Solar is adequately financed.

During the quarter ended September 30, 2009, Mr. Brenman advanced Genesis Solar $40,000 to provide Genesis Solar additional liquidity to pay its obligations pursuant to the terms of a promissory note issued by the Company (the “Note”).  The Note is a demand note and accrues interest at 5%.  Principal and accrued interest is due in full upon demand by Mr. Brenman.

On January 1, 2010, the Company moved its offices to 600 South Ulster Street, Suite 800, Denver, CO  80237.  The office is leased by Micro-Imaging Solutions, LLC (“MIS”) on a month-to-month basis.  The Company currently pays approximately $2,292 per month under this arrangement.  An affiliate of Mr. Brenman has a significant equity interest in MIS and Mr. Brenman is a manager of MIS.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.      Related party transactions (continued)

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

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.      Related party transactions (continued)

Genesis Solar continues to seek adequate funds to explore and further certain business opportunities with and through GCM Ltd. and its affiliates.  Unless and until Genesis Solar receives additional funding it is (and will be) dependent on GCM Ltd.’s ability to repay the loans made to finance its general and administrative obligations.

On May 12, 2010 the Company entered into an Amended and Restated Stock Purchase Agreement (the “Restated SPA”) with GEI Plc (an affiliate of GCM Ltd) regarding the Company’s potential acquisition of the “Solar Panel Subsidiaries” (being Genesis Solar España, S.L. (“GSE”), Genesis Solar Singapore Pte. Ltd. (“GSS”), and Genesis Solar Hungary Kft (“GSH”)).  This agreement amended and restated the agreement the parties initially entered into on August 11, 2009 and then amended twice subsequently (on November 24, 2009 and January 19, 2010) regarding the potential acquisition of the Solar Panel Subsidiaries.  The parties completed the initial closing into escrow on May 25, 2010 at which time the Company deposited share certificates with the escrow agent representing 14,146,093 shares of the Company’s common stock, and certain other certificates and documents.  The shares deposited are allocated for the purchase price of GSE, GSS, GSH, and certain intellectual property owned by GEI Plc.  As further described in this Form 10-Q (and in the subsequent events to these notes) effective August 3, 2010 the Company assigned its rights under Amended and Restated Stock Purchase Agreement to GCM Ltd, and hopes to acquire GSE and certain know-how from and through GCM before December 31, 2010.   However, the completion of this transaction is subject to a number of conditions precedent, and therefore, there can be no assurance that the Company will be able to acquire GSE or the know-how.

In July 2010 the Company assigned its rights under the Restated SPA to GCM Ltd, and effective August 3, 2010 (as described in the Management’s Discussion and Analysis and in Note 6, below), GCM Ltd exercised its rights to acquire the Solar Panel Subsidiaries and the GEI Know-How from GEI Plc.  Prior to that time, the Company indicated that it was not interested in acquiring GSS or GSH, but retained rights to acquire GSE and the GEI Know-How, subject to certain conditions precedent (the “Release Conditions”), all of which is described in more detail in the Management’s Discussion and Analysis.  Because of the significant affiliation between the Company, GCM Ltd (and its affiliates) and the prior affiliation (through GCM Ltd) with GEI Plc, these are all related party transactions.  As of the present time, the Company has no obligation to complete any of these transactions, and further does not have the working capital necessary to do the work necessary to satisfy the Release Conditions.  Nevertheless, the Company believes (based on the information currently available to it) that the acquisition of GSE and the GEI Know-How on the negotiated terms will be in its best interests, and the Company will continue to attempt to raise the financing necessary to complete the work to enable the Company to do so.

5.      Financial Instruments

The financial instruments recorded on our balance sheets include cash, related party notes receivable, related party accounts payable and trade accounts payable.  Due to their short term maturity, the carrying amounts of these financial instruments approximate fair value.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

6.  Subsequent events

As described below, subsequent to the period described in this report, the Company assigned its interests in a restated stock purchase agreement (the “Restated SPA,” defined below) to affiliated parties, giving the affiliated parties the right (which they subsequently exercised) to acquire the Solar Subsidiaries (also defined below).  The following discussion provides background for the subsequent event (which is updated from that included in the Company’s annual report on Form 10-K for the year ended March 31, 2010) and goes on to describe the subsequent events and related party transactions included therein.

Original Stock Purchase Agreement and Initial Closing

The Company originally entered into a stock purchase agreement with GEI Plc in June 2009 to acquire GSE, the Know-how, as well as GSS and GSH (the “Original Agreement”).  The Original Agreement was amended twice, first on November 24, 2009, and again on January 19, 2010.  Then on May 12, 2010 the Company and GEI Plc entered into an Amended and Restated Stock Purchase Agreement (the “Restated SPA”) that further amended the proposed terms of the transaction.  Pursuant to the Restated SPA the Company and GEI Plc completed an “Initial Closing” of the transaction into escrow whereby each party deposited certain documents and certificates required to effect the transaction with a third party escrow agent and agreed that those documents and certificates would only be released to the other party after certain conditions were met.  At the Initial Closing the Company deposited certificates representing a total of 14,146,093 shares of Company common stock into escrow, with those shares being allocated for the purchase price as follows:

▪
A minimum of 8,950,000 shares, and up to an additional 4,809,600 shares of Company common stock were deposited for the acquisition of the GSE equity interest.  The ultimate amount of shares to be paid for the GSE equity interest was to depend on the amount of  “Seller Invested Funds” – being assets and or funds invested by GEI Plc into GSE and either available to GSE for use following the closing, or used by GSE prior to the closing where the Company has approved such use);

▪	25,000 shares of Company common stock for the acquisition of the GSS equity interest;

▪	25,000 shares of Company common stock for the acquisition of the GSH equity interest; and

▪	336,493 shares of Company common stock for the acquisition of the Know-How.

As further described below, because the Company has determined that it did not want to acquire GSS or GSH, on or about August 5, 2010, GCM Ltd returned 50,000 shares of Company common stock to the Company for cancellation. Although the Company issued 14,146,093 shares of its common stock to effect the initial closing of the transaction in May 2010, and 14,096,093 shares are currently being held in escrow, the ultimate release of these shares from escrow is subject to numerous conditions precedent which if are not met will result in the shares being returned to the Company for cancellation.  Although these shares are deemed outstanding under Colorado law, they are not reflected as outstanding as of June 30, 2010 for financial reporting purposes and therefore:

▪	are not reported as outstanding on the Company’s balance sheet as of June 30, 2010;
▪	are not reported as having been issued in the statement of stockholders’ equity included in this Form 10-Q; and
▪
were not considered outstanding for the various calculations performed for the quarter ended June 30, 2010 that are based on the number of shares of common stock issued and outstanding (such as loss per share).

July 2010 Amendments and Assignment to GCM Ltd

On July 27, 2010, the Company entered into various agreements to assign its rights under the Restated SPA to GCM Ltd, who by virtue of it being the Company’s single largest shareholder (through its direct and indirect holdings), is an affiliate of the Company.  These agreements were entered into in large part because control of GEI Plc was being acquired by certain third party companies that intend to engage in business objectives that are unrelated to those being pursued by GSE - solar module production.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

6.  Subsequent events (continued)
Because the change of control of GEI Plc was expected (and did) occur by July 31, 2010 it was important for the transactions between the Company and GEI Plc regarding the Solar Subsidiaries and the Know-How to be completed before that change of control occurred.  However, because the Company had not been able to complete its due diligence necessary to complete the transaction (due in large part to a lack of funding), the Company was not in a position to acquire GSE and the Know-How on or before July 31, 2010.  As a result the Company assigned its rights under the Restated SPA to GCM Ltd and entered into various agreements aimed to permit the Company to later complete the acquisition(s).

The documents negotiated and executed at the end of July, and became effective on August 3, 2010, including:

•	an “Assignment of Amended and Restated Stock Purchase Agreement” by which the Company assigned its interest in the Restated SPA to GCM Ltd, subject to a number of conditions;

•
a “Subscription Agreement” by which GCM Ltd subscribed to purchase 14,096,093 shares of the Company’s common stock, being the same shares of Company common stock that were deposited in escrow at the Initial Closing (and are to remain in escrow), again subject to certain conditions;

•
a new “Escrow Agreement” relating to the holding and the release of the shares of Company common stock that are held in escrow along with other documents required to complete the transactions under the Restated SPA;

•
an agreement by GCM Ltd to return to the Company 50,000 shares of the Company’s common stock for cancellation to replace the shares retained in escrow that pursuant to the Restated SPA were allocated for the purchase of GSS and GSH.  CGM Ltd fulfilled this obligation on or about August 5, 2010.

Collectively, the agreements executed at the end of July 2010 are referred to herein as the “Transaction Documents.”

GCM Ltd Exercise of Purchase Rights

Pursuant to the Assignment of Amended and Restated Stock Purchase Agreement, on or about August 3, 2010, GCM Ltd exercised its right to complete the transaction.  As a result GCM Ltd now owns or controls the equity interest in GSE (as well as the other Solar Subsidiaries) and the GEI Know-How, although  this ownership is subject to the terms of the new Escrow Agreement and other restrictions.  Further, the shares of Company common stock currently held in escrow that will ultimately be paid to GEI Plc will remain in escrow until the Company authorizes their release to GEI Plc, which it must do before January 1, 2011, or the shares will be returned to the Company.

As a result, as of August 3, 2010, GCM Ltd owns all of the outstanding equity of GSE, the GEI Know-How, and the other former GEI Plc subsidiaries, GSS and GSH.  Although GCM Ltd is an affiliate of the Company through stock ownership and voting rights, the Company has no interest in any of GSE, GSS, GSH, or the GEI Know-How and has not released any consideration for the purchase thereof.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

6.  Subsequent events (continued)

Possible Future Company Purchase; Release Conditions

If the Company provides the escrow agent timely notification to release the 14,096,093 shares remaining in escrow, GCM Ltd has the obligation to transfer GSE and the GEI Know-How to the Company.  The Company must give the escrow agent its notification by December 31, 2010.  The Company does not intend to provide this notification until such time as it has completed the release conditions set forth in the new Escrow Agreement and such conditions are satisfied.  Among these conditions are the following:

a.
The Company has received, and has been able to verify such information from and relating to GSE, its business and operations, prospective business and operations, assets, liabilities and equity, financial condition and results of operations, management, executive compensation, related party transactions, material contracts and obligations, industry, risks (including operational risks, business risks, country risks, and other appropriate risks), and other information and financial statements (which have been audited by an independent certified public accountant registered with the Public Company Accounting and Oversight Board) that may be required for disclosure by the Company under applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and any applicable stock exchange;

b.
The persons who are to become principal shareholders of the Company as a result of the release of the shares of Company common stock from escrow have prepared for filing with the SEC immediately following the completion of the release of the shares of Company common stock any reports required of such persons under Sections 13(d), 13(g) and 16(a) of the Securities Exchange Act of 1934 and any applicable stock exchange

c.
GCM Ltd will, simultaneously with the release of the shares of Company common stock assign (or arrange for the assignment) to the Company  of 100% of the equity interest and voting interest in GSE and (to the extent any person other than GCM Ltd owns such equity interest) the terms of the assignment by any such other person owning an equity or voting interest in GSE are acceptable to GSE in its reasonable discretion (with the agreement that the transfer of shares by the Company to such person at a price of US$10.00 per share or more shall be considered to be acceptable);

d.
The Company shall have received no information that leads it to believe that GSE (in its direct or indirect operations, whether through its own actions or failure to act, or the actions or failure to act by any officer, director, manager, employee, independent contractor, agent, parent, subsidiary, or other person) has violated certain laws of the United States or any other country;

e.
There shall have been negotiated a voting agreement with respect to the 14,096,093 shares of the Company’s common stock that is reasonably satisfactory in form and substance to the Company, as well as an agreement between GEI Plc and its principal shareholders for the exchange by them of their GEI Plc shares for the shares of the Company’s common stock then held by GEI Plc (including, without limitation, the 14,096,093 shares referred to above).  To the knowledge of the Company, these agreements have not yet been drafted or negotiated.

As a result, until the Company is able to confirm that the Release Conditions have been satisfied or is willing to waive one or more of the conditions, the 14,096,093 shares of the Company’s common stock issued for the purposes of acquiring GSE and the GEI Know-How will remain in escrow.

Voting Rights for Company Stock in Escrow

While the shares of Company common stock remain in escrow, GCM holds voting rights in the shares for the purpose of establishing a quorum at any meeting of the Company’s shareholders, but not for casting a vote at any such meeting.  In order to cast a vote GCM Ltd is obligated to obtain the agreement of GEI Plc or if GEI Plc will not agree a designated third party controlled by GEI Plc’s former president.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

6.  Subsequent events (continued)

One of the release conditions precedent to any release of the Company’s 14,096,093 shares from the continuing escrow is that the parties enter into a post-release voting agreement with respect to those shares, and the persons required to do so make appropriate filings under Sections 13(d), 13(g) and 16(a) of the Securities Exchange Act of 1934.  Although the Company does not now know the terms of that voting agreement, it must be reasonably satisfactory to the Company.  Without the voting agreement, GEI Plc would own and control more than a majority of the Company’s outstanding shares at the time, and this would not be consistent with the Company’s desire to continue the development of GSE using the GEI Know-How.

It is the Company’s understanding that all the persons who were formerly shareholders of GEI Plc (on April 7, 2010) have retained the right from GEI Plc to exchange some or all of their interest in GEI Plc for shares of the Company’s common stock to be owned by GEI Plc following the release from escrow (if such release occurs).  The majority of these parties (including GCM Ltd, Vital Source, S.A., and other parties) have advised the Company that this will again unify the ownership of the Company’s common stock with the desire to proceed with the development of GSE.  After that exchange occurs, the Company anticipates that the voting rights will be unified with the economic rights attributable to the 14,096,093 shares.  As noted above, one of the release conditions is that this exchange agreement be in place before the Company has any obligation to provide the escrow agent notification of its desire to release the shares from escrow.

Agreement with Vital Source, S.A.

As the Company has previously announced, the Company entered into an agreement with Vital Source, S.A. (“Vital Source”) (an unaffiliated company) to provide financing by September 30, 2010.  The agreement with Vital Source was signed by its president, Thomas E. Geraets.  Since entering that agreement, Vital Source provided in kind contributions to GSE through GEI Plc (amounting to € 9,000,000 treated as a capital contribution which GEI Plc then invested in GSE) and € 13,000,000 as a loan to a wholly-owned subsidiary of GSE.  This contribution consisted of assets located in Brazil with a total value of approximately € 22,000,000.  GSE plans to liquidate these assets and provide the cash to its Spanish operations.  Vital Source has entered into a Memorandum of Understanding to contribute an additional € 47,000,000 in kind to GSE to meet GSE’s development obligations to the Spanish authorities.

Vital Source, through its president Mr. Geraets, is cooperating with the Company and GCM Ltd in connection with the transactions contemplated under the Restated SPA and the Transaction Documents.  Vital Source’s cooperation is necessary inasmuch as (following the contributions and expected conversion of the debt portion to GSE equity), Vital Source will own a significant amount of equity in GSE, and the new Escrow Agreement requires (as a condition to release) that the Company acquire 100% of GSE, including that owned by Vital Source.

To be consistent with the current status of its contributions through GEI Plc and directly to GSE, and the anticipated contributions to GSE, Vital Source has discussed, and is expected to propose a modification to the Vital Agreement.  The Company is open to further negotiations with Vital Source to amend the Vital Agreement in a manner that provides adequate funding to the Company.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

6.  Subsequent events (continued)

Conclusion - The Company’s Ability to Complete Transactions Is Dependent on Future Financing

The Company’s acquisition of GSE and the GEI Know-How contemplated by the Restated SPA and the Transaction Documents is subject to a number of conditions described above.  The Company’s ability to meet these conditions is dependent on it receiving a significant amount of future financing.

The Company, GCM Ltd and GEI Plc have been negotiating and working toward completing this transaction since at least April 2009 and originally estimated it would be completed during the spring of 2010.  However, due to various reasons including:

•	The inability of the Company to raise the necessary financing;

•	The change of business strategy of GEI Plc;

•	The need for additional investment in GSE to meet the requirements of the Spanish development authorities in amounts that the Company could not meet,

the Company was unable to complete the transactions within the time periods necessitated by GEI Plc’s business direction.  The parties previously postponed the final closing of the transaction several times, and determined that they needed to significantly modify the transaction to allow for an early closing while the Company retained its rights to complete the acquisition of GSE and the GEI Know-How by December 31, 2010.  Nevertheless, because of the significant amount of financing required and the investigation and work necessary to satisfy the Release Conditions, there can be no assurance that further unexpected delays and issues will not arise.

In addition, there are many other issues involved in the Company’s contemplated acquisition of GSE and the GEI Know-How, including coordinating international legal requirements, international operations, and the significant expense of international communications and travel.  There can be no assurance that the Company will be able to meet the conditions precedent to the contemplated transaction or complete the acquisition of GSE and the GEI Know-How.

Any future activity of Genesis Solar, whether to complete an acquisition of GSE (pursuant to the Transaction Documents or otherwise) or to seek and/or engage in any other business combination, is and will continue to be wholly-dependent on the ability of Genesis Solar to obtain a significant amount of additional financing.  As a result of current general market conditions, it is likely that additional debt or equity financing will be more difficult for us to obtain until general market conditions improve.  We have pursued several financing opportunities, none of which have come to fruition.  Accordingly, we cannot offer any assurance that we will be able to obtain the funds necessary to invest in other business opportunities.

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

Plan of Operations

Summary

Effective December 7, 2009 the company changed its name from Cogenco International, Inc. to Genesis Solar Corporation (“Genesis Solar” or the “Company”) when the Company’s Amended and Restated Articles of Incorporation became effective under Colorado law.  This name change was proposed to the Company’s shareholders (and then effected) based on the business operations and transactions the Company is pursuing.  Except for a series of equity financings in 2005, 2006, and 2007 and the activities related to DMI (generally described in previous reports filed with the Securities and Exchange Commission), Genesis Solar has not engaged in any business operations for more than the past five years.

Genesis Solar has not received any revenues from operations for more than the past ten years.  We have not had an equity interest in DMI since March 2008 and we are no longer pursuing any further business opportunities with DMI.  However, as described in various reports filed with the Securities Exchange Commission since April 2009, the Company is currently pursuing a transaction whereby it is attempting to acquire a 100% interest in Genesis Solar España, S.L. (“GSE”) and certain intellectual property (the “Know-How’) previously owned by Genesis Energy Investment Plc (“GEI Plc”).   The Company previously contemplated acquiring Genesis Solar Singapore Pte. Ltd. (“GSS”) and Genesis Solar Hungary Kft (“GSH”), also other subsidiaries of GEI Plc.  In July 2010, the Company determined that it did not intend to acquire GSS or GSH, and is now only pursuing the acquisition of GSE.  GSE is a Spanish entity that is in the process of planning, financing and building a plant in Spain to manufacture hi-tech solar panels using thin film technology.  GSE has acquired real estate and is advanced in the permitting process for the manufacturing plant to be located near Cádiz, Spain.  Through July 31, 2010, GEI Plc owned 100% of the outstanding equity interests of GSE; on August 3, 2010, GEI Plc and the escrow agent completed the transfer of GSE (as well as GSS and GSH) to Genesis Capital Management Ltd. (“GCM Ltd”).

Although GCM Ltd is an affiliate of the Company, in reviewing the following disclosure it is important to note that the Company has not acquired any interest in GSE, the GEI Know-How, or any other asset.  The shares of the Company’s common stock that will be used for such acquisition remain in escrow and are subject to release only upon instructions from the Company following the satisfactions of certain release conditions described below).  If these release conditions are not satisfied (to the Company’s satisfaction) and the Company has not provided instructions to the escrow agent by December 31, 2010, the escrow agent holding the shares will be required to return all of the shares to the Company for cancellation.

Original Stock Purchase Agreement and Initial Closing

The Company originally entered into a stock purchase agreement with GEI Plc in June 2009 to acquire GSE, the Know-how, as well as GSS and GSH (the “Original Agreement”).  The Original Agreement was amended twice, first on November 24, 2009, and again on January 19, 2010.  Then on May 12, 2010 the Company and GEI Plc entered into an Amended and Restated Stock Purchase Agreement (the “Restated SPA”) that further amended the proposed terms of the transaction.  Pursuant to the Restated SPA the Company and GEI Plc completed an “Initial Closing” of the transaction into escrow whereby each party deposited certain documents and certificates required to effect the transaction with a third party escrow agent and agreed that those documents and certificates would only be released to the other party after certain conditions were met.  At the Initial Closing the Company deposited certificates representing a total of 14,146,093 shares of Company common stock into escrow, with those shares being allocated for the purchase price as follows:

▪
A minimum of 8,950,000 shares, and up to an additional 4,809,600 shares of Company common stock were deposited for the acquisition of the GSE equity interest.  The ultimate amount of shares to be paid for the GSE equity interest was to depend on the amount of  “Seller Invested Funds” – being assets and or funds invested by GEI Plc into GSE and either available to GSE for use following the closing, or used by GSE prior to the closing where the Company has approved such use);

▪	25,000 shares of Company common stock for the acquisition of the GSS equity interest;

▪	25,000 shares of Company common stock for the acquisition of the GSH equity interest; and

▪	336,493 shares of Company common stock for the acquisition of the Know-How.

As further described below, because the Company has determined that it did not want to acquire GSS or GSH, on or about August 5, 2010, GCM Ltd returned 50,000 shares of Company common stock to the Company for cancellation. Although the Company issued 14,146,093 shares of its common stock to effect the initial closing of the transaction in May 2010, and 14,096,093 shares are currently being held in escrow, the ultimate release of these shares from escrow is subject to numerous conditions precedent which if are not met will result in the shares being returned to the Company for cancellation.  Although these shares are deemed outstanding under Colorado law, they are not reflected as outstanding as of June 30, 2010 for financial reporting purposes and therefore:

▪	are not reported as outstanding on the Company’s balance sheet as of June 30, 2010;
▪	are not reported as having been issued in the statement of stockholders’ equity included in this Form 10-Q; and
▪
were not considered outstanding for the various calculations performed for the quarter ended June 30, 2010 that are based on the number of shares of common stock issued and outstanding (such as loss per share).

July 2010 Amendments and Assignment to GCM Ltd

On July 27, 2010, the Company entered into various agreements to assign its rights under the Restated SPA to GCM Ltd, who by virtue of it being the Company’s single largest shareholder (through its direct and indirect holdings), is an affiliate of the Company.  These agreements were entered into in large part because control of GEI Plc was being acquired by certain third party companies that intend to engage in business objectives that are unrelated to those being pursued by GSE - solar module production.

Because the change of control of GEI Plc was expected (and did) occur by July 31, 2010 it was important for the transactions between the Company and GEI Plc regarding the Solar Subsidiaries and the Know-How to be completed before that change of control occurred.  However, because the Company had not been able to complete its due diligence necessary to complete the transaction (due in large part to a lack of funding), the Company was not in a position to acquire GSE and the Know-How on or before July 31, 2010.  As a result the Company assigned its rights under the Restated SPA to GCM Ltd and entered into various agreements aimed to permit the Company to later complete the acquisition(s).

The documents negotiated and executed at the end of July, and became effective on August 3, 2010, including:

•	an “Assignment of Amended and Restated Stock Purchase Agreement” by which the Company assigned its interest in the Restated SPA to GCM Ltd, subject to a number of conditions;

•
a “Subscription Agreement” by which GCM Ltd subscribed to purchase 14,096,093 shares of the Company’s common stock, being the same shares of Company common stock that were deposited in escrow at the Initial Closing (and are to remain in escrow), again subject to certain conditions;

•
a new “Escrow Agreement” relating to the holding and the release of the shares of Company common stock that are held in escrow along with other documents required to complete the transactions under the Restated SPA;

•
an agreement by GCM Ltd to return to the Company 50,000 shares of the Company’s common stock for cancellation to replace the shares retained in escrow that pursuant to the Restated SPA were allocated for the purchase of GSS and GSH.  CGM Ltd fulfilled this obligation on or about August 5, 2010.

Collectively, the agreements executed at the end of July 2010 are referred to herein as the “Transaction Documents.”

GCM Ltd Exercise of Purchase Rights

Pursuant to the Assignment of Amended and Restated Stock Purchase Agreement, on or about August 3, 2010, GCM Ltd exercised its right to complete the transaction.  As a result GCM Ltd now owns or controls the equity interest in GSE (as well as the other Solar Subsidiaries) and the GEI Know-How, although  this ownership is subject to the terms of the new Escrow Agreement and other restrictions.  Further, the shares of Company common stock currently held in escrow that will ultimately be paid to GEI Plc will remain in escrow until the Company authorizes their release to GEI Plc, which it must do before January 1, 2011, or the shares will be returned to the Company.

As a result, as of August 3, 2010, GCM Ltd owns all of the outstanding equity of GSE, the GEI Know-How, and the other former GEI Plc subsidiaries, GSS and GSH.  Although GCM Ltd is an affiliate of the Company through stock ownership and voting rights, the Company has no interest in any of GSE, GSS, GSH, or the GEI Know-How and has not released any consideration for the purchase thereof.

Possible Future Company Purchase; Release Conditions

If the Company provides the escrow agent timely notification to release the 14,096,093 shares remaining in escrow, GCM Ltd has the obligation to transfer GSE and the GEI Know-How to the Company.  The Company must give the escrow agent its notification by December 31, 2010.  The Company does not intend to provide this notification until such time as it has completed the release conditions set forth in the new Escrow Agreement and such conditions are satisfied.  Among these conditions are the following:

a.
The Company has received, and has been able to verify such information from and relating to GSE, its business and operations, prospective business and operations, assets, liabilities and equity, financial condition and results of operations, management, executive compensation, related party transactions, material contracts and obligations, industry, risks (including operational risks, business risks, country risks, and other appropriate risks), and other information and financial statements (which have been audited by an independent certified public accountant registered with the Public Company Accounting and Oversight Board) that may be required for disclosure by the Company under applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and any applicable stock exchange;

b.
The persons who are to become principal shareholders of the Company as a result of the release of the shares of Company common stock from escrow have prepared for filing with the SEC immediately following the completion of the release of the shares of Company common stock any reports required of such persons under Sections 13(d), 13(g) and 16(a) of the Securities Exchange Act of 1934 and any applicable stock exchange

c.
GCM Ltd will, simultaneously with the release of the shares of Company common stock assign (or arrange for the assignment) to the Company 100% of the equity interest and voting interest in GSE and (to the extent any person other than GCM Ltd owns such equity interest) the terms of the assignment by any such other person owning an equity or voting interest in GSE are acceptable to GSE in its reasonable discretion (with the agreement that the transfer of shares by the Company to such person at a price of US$10.00 per share or more shall be considered to be acceptable);

d.
The Company shall have received no information that leads it to believe that GSE (in its direct or indirect operations, whether through its own actions or failure to act, or the actions or failure to act by any officer, director, manager, employee, independent contractor, agent, parent, subsidiary, or other person) has violated certain laws of the United States or any other country;

e.
There shall have been negotiated a voting agreement with respect to the 14,096,093 shares of the Company’s common stock that is reasonably satisfactory in form and substance to the Company, as well as an agreement between GEI Plc and its principal shareholders for the exchange by them of their GEI Plc shares for the shares of the Company’s common stock then held by GEI Plc (including, without limitation, the 14,096,093 shares referred to above).  To the knowledge of the Company, these agreements have not yet been drafted or negotiated.

As a result, until the Company is able to confirm that the Release Conditions have been satisfied or is willing to waive one or more of the conditions, the 14,096,093 shares of the Company’s common stock issued for the purposes of acquiring GSE and the GEI Know-How will remain in escrow.

Voting Rights for Company Stock in Escrow

While the shares of Company common stock remain in escrow, GCM holds voting rights in the shares for the purpose of establishing a quorum at any meeting of the Company’s shareholders, but not for casting a vote at any such meeting.  In order to cast a vote GCM Ltd is obligated to obtain the agreement of GEI Plc or if GEI Plc will not agree a designated third party controlled by GEI Plc’s former president.

One of the release conditions precedent to any release of the Company’s 14,096,093 shares from the continuing escrow is that the parties enter into a post-release voting agreement with respect to those shares, and the persons required to do so make appropriate filings under Sections 13(d), 13(g) and 16(a) of the Securities Exchange Act of 1934.  Although the Company does not now know the terms of that voting agreement, it must be reasonably satisfactory to the Company.  Without the voting agreement, GEI Plc would own and control more than a majority of the Company’s outstanding shares at the time, and this would not be consistent with the Company’s desire to continue the development of GSE using the GEI Know-How.

It is the Company’s understanding that all the persons who were formerly shareholders of GEI Plc (on April 7, 2010) have retained the right from GEI Plc to exchange some or all of their interest in GEI Plc for shares of the Company’s common stock to be owned by GEI Plc following the release from escrow (if such release occurs).  The majority of these parties (including GCM Ltd, Vital Source, S.A., and other parties) have advised the Company that this will again unify the ownership of the Company’s common stock with the desire to proceed with the development of GSE.  After that exchange occurs, the Company anticipates that the voting rights will be unified with the economic rights attributable to the 14,096,093 shares.  As noted above, one of the release conditions is that this exchange agreement be in place before the Company has any obligation to provide the escrow agent notification of its desire to release the shares from escrow.

Agreement with Vital Source, S.A.

As the Company has previously announced, the Company entered into an agreement with Vital Source, S.A. (“Vital Source”) (an unaffiliated company) to provide financing by September 30, 2010.  The agreement with Vital Source was signed by its president, Thomas E. Geraets.  Since entering that agreement, Vital Source provided in kind contributions to GSE through GEI Plc (amounting to € 9,000,000 treated as a capital contribution which GEI Plc then invested in GSE) and € 13,000,000 as a loan to a wholly-owned subsidiary of GSE.  This contribution consisted of assets located in Brazil with a total value of approximately € 22,000,000.  GSE plans to liquidate these assets and provide the cash to its Spanish operations.  Vital Source has entered into a Memorandum of Understanding to contribute an additional € 47,000,000 in kind to GSE to meet GSE’s development obligations to the Spanish authorities.

Vital Source, through its president Mr. Geraets, is cooperating with the Company and GCM Ltd in connection with the transactions contemplated under the Restated SPA and the Transaction Documents.  Vital Source’s cooperation is necessary inasmuch as (following the contributions and expected conversion of the debt portion to GSE equity), Vital Source will own a significant amount of equity in GSE, and the new Escrow Agreement requires (as a condition to release) that the Company acquire 100% of GSE, including that owned by Vital Source.

To be consistent with the current status of its contributions through GEI Plc and directly to GSE, and the anticipated contributions to GSE, Vital Source has discussed, and is expected to propose a modification to the Vital Agreement.  The Company is open to further negotiations with Vital Source to amend the Vital Agreement in a manner that provides adequate funding to the Company.

Conclusion - The Company’s Ability to Complete Transactions Is Dependent on Future Financing

The Company’s acquisition of GSE and the GEI Know-How contemplated by the Restated SPA and the Transaction Documents is subject to a number of conditions described above.  The Company’s ability to meet these conditions is dependent on it receiving a significant amount of future financing.

The Company, GCM Ltd and GEI Plc have been negotiating and working toward completing this transaction since at least April 2009 and originally estimated it would be completed during the spring of 2010.  However, due to various reasons including:

•	The inability of the Company to raise the necessary financing;

•	The change of business strategy of GEI Plc;

•	The need for additional investment in GSE to meet the requirements of the Spanish development authorities in amounts that the Company could not meet,

the Company was unable to complete the transactions within the time periods necessitated by GEI Plc’s business direction.  The parties previously postponed the final closing of the transaction several times, and determined that they needed to significantly modify the transaction to allow for an early closing while the Company retained its rights to complete the acquisition of GSE and the GEI Know-How by December 31, 2010.  Nevertheless, because of the significant amount of financing required and the investigation and work necessary to satisfy the Release Conditions, there can be no assurance that further unexpected delays and issues will not arise.

In addition, there are many other issues involved in the Company’s contemplated acquisition of GSE and the GEI Know-How, including coordinating international legal requirements, international operations, and the significant expense of international communications and travel.  There can be no assurance that the Company will be able to meet the conditions precedent to the contemplated transaction or complete the acquisition of GSE and the GEI Know-How.

Any future activity of Genesis Solar, whether to complete an acquisition of GSE (pursuant to the Transaction Documents or otherwise) or to seek and/or engage in any other business combination, is and will continue to be wholly-dependent on the ability of Genesis Solar to obtain a significant amount of additional financing.  As a result of current general market conditions, it is likely that additional debt or equity financing will be more difficult for us to obtain until general market conditions improve.  We have pursued several financing opportunities, none of which have come to fruition.  Accordingly, we cannot offer any assurance that we will be able to obtain the funds necessary to invest in other business opportunities.

Material Changes in Financial Conditions

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

On June 30, 2010, we had working capital deficit of $(246,352) which represents an increase from our working capital deficit of $(198,204) on March 31, 2010.  The increase in our working capital deficit is primarily a result of our continuing general and administrative expenditures (including costs associated with the on-going negotiations of our potential acquisition of GSE), our continuing operating losses, and our on-going use of cash assets to pay our general administrative obligations.

For the three months ended June 30, 2010, total stockholders’ equity decreased by $48,152 to $(246,352) as compared to $(198,200) as of March 31, 2010.  The decrease in stockholders’ equity is primarily the result of the continued operating losses and the corresponding rise in our accumulated deficit.

Currently, our only outside source of liquidity is a quarterly $25,000 note payment that is due from GCM Ltd, and this is insufficient to maintain our general and administrative and other expenses.  CGM Ltd. is a related party as a result of its control of Genesis Investment Fund Ltd., which together with its affiliates is the largest shareholder of Genesis Solar.  The note issued by GCM Ltd obligates GCM Ltd to pay us $25,000 per quarter with the final payment due on December 31, 2010.  The total principal and interest payments over the entire period will total $274,211.  Although several of the payments have not been made timely, to date GCM Ltd has made all payments due to Genesis Solar under the note.  Absent our acquisition of additional assets or outside funding, as GCM Ltd makes the remaining installment payments under the note our total assets will continue to decrease as we expect to use the funds received to pay our on-going general obligations.  Our other source of funds for our general and administrative and other expenses have been loans received from our president, David Brenman.

As of June 30, 2010 our assets consisted primarily of the note receivable from GCM Ltd, being $72,040 in principal and $1,086 in interest receivable.  GCM Ltd made the June 30, 2010, payment due under this promissory note on July 23, 2010, after its prescribed due date.    Only two more payments are due under the note, and unless we receive additional funding prior to or after the repayment of the note we will have to significantly curtail our already limited operations, borrow funds from affiliates, or seek other sources of capital.  Because we expect to continue to use our limited cash on hand and the payments due under the note to fund at least a portion of our continuing general and administrative expenses (unless we are able to identify and obtain outside funding of which there can be no assurance), we expect our assets and liquidity to continue to diminish during the remainder of fiscal 2011. Although at times GCM Ltd has not timely made the payments due under the note, to date Genesis Solar has not yet imposed the 5% late fee or the 21% default interest against GCM Ltd.  Genesis Solar believes that the entire note due from GCM Ltd is collectible.

Our largest current liabilities are those owed to our President, Mr. Brenman, for:

▪
Unpaid accrued salary amounting to $241,750 at June 30, 2010.   Effective March 31, 2008 Mr. Brenman orally agreed to suspend any further accrual of the salary due to him until we are adequately financed.  Accordingly, the line item for our liability for “accrued salary – officer” on our balance did not change from March 31, 2008 to June 30, 2010, since that obligation does not bear interest.

▪	$22,884 at June 30, 2010 ($31,952 at March 31, 2010) for expenses Mr. Brenman has incurred on behalf of Genesis Solar which have not been reimbursed to him, which obligation does not bear interest.

▪
$40,000 advanced to the Company during the quarter ended September 30, 2009 which is represented by a promissory note bearing interest at 5% per annum, due on demand.  As of June 30, 2010, $1,519 in interest had accrued on this note.

With Mr. Brenman’s consent, Genesis Solar prioritizes payables owed to unrelated parties and, as additional cash is available, pays amounts due to Mr. Brenman.  Although Genesis Solar has a working capital deficit, management believes that as a result of the deferrals and agreements of our President, in the near term Genesis Solar will be able to continue to pay its routine obligations to third parties as they become due. However, as described in this report the Company’s ability to engage in due diligence and further engage outside professional advisors that will be necessary to complete the acquisition of GSE (or explore other business opportunities) will require a significant amount of additional capital.

We have had significant cash flow difficulties.  During recent fiscal years, we paid our operating expenses with funds raised from the issuance of common stock, the sale of marketable securities we held, as well as the funds provided by GCM Ltd as it pays down the amount owed to Genesis Solar at the rate of $25,000 per quarter.  We no longer hold any marketable securities and have only limited cash on-hand.  Further, since March 2007 we have only raised $17,300 through the sale of our equity securities in a private placement completed in November 2009.  Although we have expected to receive funding through various agreements we have negotiated with third parties, (including a stock purchase agreement originally entered into in April 2009) to date we have not received any funding under those agreements.

Currently, we expect to use funds due to us under the GCM Ltd promissory note to help pay our general corporate expenses through the end of calendar 2010, other than the amounts due to Mr. Brenman.   If GCM Ltd is unable to pay its obligations under the note as they become due it will likely have a significant negative effect on our ability to pay our general expenses and obligations.  However, the funds we anticipate receiving from GCM Ltd. will not be sufficient to permit us to execute upon the transactions contemplated by the Restated SPA and the Transaction Documents and as a result we expect to have to identify and execute upon an outside source of liquidity.  Given the current state of the financial markets, we cannot offer any assurance that we will be able to raise any additional funds if it should become necessary.  We expect to pay our other obligations to our President at least in part from any private placement funding that we receive in the future, although any such payment intention will be fully disclosed at the time and will be based on the facts and circumstances then existing.

Genesis Solar cannot offer any assurance that it will be able to accomplish its goals as outlined herein and unless Genesis Solar receives a substantial amount of funding, it will not be able to complete the transaction contemplated under the Restated SPA.

Material Changes in Results of Operations

We are not operating in any business at this time, although we are continuing to seek out business opportunities, specifically the transaction contemplated by the Restated SPA.  Business opportunities require working capital to investigate and complete, and at the present time we do not have the necessary working capital and especially with the current market conditions we can offer no assurance that, if the need arises, we will be able to obtain financing on reasonable terms, if at all.  We have not received any revenues from operations for more than the past ten years and, therefore, we anticipate that we will continue to incur losses.

During the three months ended June 30, 2010, we had a net loss of $(48,152), a decrease of approximately $19,500 compared to our net loss of $(67,694) from the same period in 2009.  The decreased net loss for the three months ended June 30, 2010, was caused primarily by significant decrease in our travel and other expenses incurred during the period ended June 30, 2010 ($4,022 in the 2010 period versus $28,866 during the 2009 period).  The travel and other expenses incurred during the 2009 period where in large part incurred during the period when the Company engaged in significant negotiations with a prospective investor based in Europe.  Additionally, during the period ended June 30, 2010 is the period when the Company first engaged in significant negotiations with GEI Plc and its affiliates for the potential acquisition of the Solar Subsidiaries.   During the comparable period in 2010, however the Company continued negotiations with prospective investors and GEI Plc, although such negotiations did not require as much travel or similar expenditures.  Although the Company incurred a smaller net loss in the 2010 period it incurred greater legal fees during the 2010 period ($18,948) as compared to the 2009 period ($13,053).  This increase in legal fees was in large part the result of the costs incurred to negotiate, and then draft various documents, related to the Restated Agreement and the Initial Closing.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements and thus no disclosure is required. However, the Company currently has an obligation to pay rent to an affiliated party, Micro-Imaging Solutions, LLC, under an office lease at the rate of approximately $2,300 per month. Micro-Imaging Solutions leases the office space from an unaffiliated landlord, and Genesis Solar reimburses Micro-Imaging Solutions for Genesis Solar’s proportional share (based on square footage occupied). This obligation is not reflected on the Company’s balance sheet, although our rent expense is recognized on our Statement of Operations.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. It requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance is effective for fiscal years beginning on January 1, 2010. The Company adopted this standard on April 1, 2010 and it does not have an impact on the unaudited financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This update provides accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. The guidance requires that a share-lending arrangement entered into on an entity’s won shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as issuance cost in the financial statement of the entity. This issue only applies to share-lending arrangements that are classified as equity in the financial statements of the share lender. This update is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years with retrospective application required. The Company adopted this update on April 1, 2010, and it did not have an impact on the Unaudited Financial Statements

Item 3.      Quantitative and qualitative disclosures about market risk

Not applicable.

item 4t.    Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2010 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that because of the material weakness identified in our internal control over financial reporting described in our annual report for the year ended March 31, 2010 on Form 10-K, that, our disclosure controls and procedures were not effective as of June 30, 2010.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2010, except the on-going risk that we will not be able to complete the acquisition of GSE and the Know-How; risks related to the on-going turbulent general global economic conditions; and as related to Genesis Solar’s continuing financial difficulties and lack of adequate working capital.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities that occurred during the quarter ended June 30, 2010, and through the date of this report.

Item 3.  Defaults upon senior securities.

Not applicable.

Item 4.  Reserved

Item 5.  Other information.

None.

Item 6.  Exhibits

10.1	Amendment No. 1 to the Share Purchase Agreement between Genesis Solar Corporation and Vital Source, S.A. (1)
10.2	Assignment of Amended and Restated Stock Purchase Agreement (2)
10.3	Subscription Agreement (2)
10.4	Escrow Agreement (2)
10.5	Termination and Release of the Escrow Agreement (2)
31	Certification pursuant to Rule 13a-14(a). Filed herewith.
32	Certification pursuant to 18 U.S.C. §1350. Filed herewith.

(1)	Incorporated by reference from Form 10-K for the fiscal year ended March 31, 2010 and filed on June 28, 2010.
(2)	Incorporated by reference from Form 8-K reporting an event of August 3, 2010, filed on August 6, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2010	/s/ David W. Brenman
David W. Brenman, President,
Principal Executive Officer, Principal Accounting Officer,
Principal Financial Officer and Director