Form 10-Q
period 2010-09-30
Genesis Solar Corp
filed 2010-11-18
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

The number of shares outstanding of the issuer's classes of common stock, as of November 1, 2010 there were 17,059,093 shares, of common stock $.01 par value, outstanding.

GENESIS SOLAR CORPORATION
(A Development Stage Company)

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Balance Sheet – March 31, 2010 and September 30, 2010 (unaudited)

Statement of Operations – For the Three Months Ended September 30, 2009 and 2010
(unaudited)

Statement of Operations – For the Six Months Ended September 30, 2009 and 2010
(unaudited) and Cumulative Amounts from Inception of the Development
Stage (October 1, 2008) through September 30, 2010 (unaudited)

Statement of Stockholders' Equity (Deficit) - For the Six Months Ended
September 30, 2010 (unaudited)

Statement of Cash Flows - For the Six Months Ended September 30, 2009 and 2010 and Cumulative Amounts from Inception of the Development Stage (October 1, 2008) through September 30, 2010 (unaudited)

Notes to Unaudited Financial Statements

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3: Quantitative and Qualitative Disclosure About Market Risk

Item 4: Controls and Procedures

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 1A: Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon senior securities.

Item 4. Reserved.

Item 5. Other information.

Item 6. Exhibits

Signatures

Certification pursuant to Securities Exchange Act of 1934 and
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I.                            FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS SOLAR CORPORATION
(A Development Stage Company)
BALANCE SHEET
March 31, 2010 and September, 2010

ASSETS

	March	September
Current assets:
Cash	$9,362	$15,221
Note receivable - related party - current portion (Note 4)	95,599	23,852
Interest receivable - related party (Note 4)	1,441	-
Prepaid expenses and other assets	15,770	-

Total current assets	122,172	39,073

Computer equipment, at cost, net of accumulated
depreciation of $3,496 (March) and $3,500 (September)	4	-

Total assets	$122,176	$39,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,655	$6,181
Accounts payable - related party	31,952	22,514
Officer payable (Note 4)	40,000	40,000
Accrued salary - officer	241,750	241,750
Accrued interest - officer (Note 4)	1,019	2,019

Total current liabilities	320,376	312,464

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 500,000,000 shares
authorized, 2,963,000 shares issued and	29,630	29,630
outstanding
Additional paid-in capital	6,150,558	6,150,558
Accumulated deficit (including $318,096 deficit
accumulated during the development stage at
September 30, 2010) (Note 1)	(6,378,388)	(6,453,579)

Total stockholders' equity (deficit)	(198,200)	(273,391)

Total liabilities and stockholders' equity (deficit)	$122,176	$39,073

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2010 and 2009
 (Unaudited)

	2009	2010

Costs and expenses:
Legal fees	$20,549	$12,715
General and administration	44,514	7,672
Rent and storage expenses	8,025	6,878
Depreciation	196	-

Total costs and expenses	73,284	27,265

Other income (expense) (Note 4)
Interest income	2,136	726
Interest expense	-	(500)
Total other income (expense)	2,136	226

Net loss (Note 3)	$(71,148)	$(27,039)

Basic and diluted loss per common share	$(0.06)	$(0.01)

Weighted average number of common
shares outstanding	1,233,000	2,963,000

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Six Months Ended September 30, 2009 and 2010 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) through September 30, 2010
(Unaudited)

			Cumulative
			amounts from
	2009	2010	Inception

Costs and expenses:
Legal fees	$33,602	$31,663	$95,907
Travel and other expenses - related
	28,866	4,022	36,579
General and administration	63,551	26,558	135,567
Rent and storage expenses	17,042	13,756	78,901
Depreciation	392	4	1,178

Total costs and expenses	143,453	76,003	348,132

Other income (expense) (Note 4)
Rental income	-	-	16,450
Interest income	4,611	1,812	15,605
Interest expense	-	(1,000)	(2,019)
Total other income (expense)	4,611	812	30,036
Net loss (Note 3)
	$(138,842)	$(75,191)	$(318,096)

Basic and diluted loss per common share	$(0.11)	$(0.03)	$(0.17)

Weighted average number of common
shares outstanding	1,233,000	2,963,000	1,841,352

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended September, 2010
(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity (deficit)

Balance at March 31, 2010	2,963,000	$29,630	$6,150,558	$(6,378,388)	$(198,200)
Net loss for the six months
ended September 30, 2010	-	-	-	(75,191)	(75,191)

Balance at September 30, 2010	2,963,000	$29,630	$6,150,558	$(6,453,579)	$(273,391)

See accompanying notes.

GENESIS SOLAR CORPORATION
 (A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended September 30, 2009 and 2010 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) through September 30, 2010
(Unaudited)

	Six months Ended		Cumulative
	September 30,		amounts from
	2009	2010	Inception
Cash flows from operating activities:
Net loss	$(138,842)	$(75,191)	$(318,096)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	392	4	1,178
Change in receivables and prepaid
	1,743	17,211	19,514
Change in payables and accrued
	57,680	(7,912)	17,471

Net cash used in operations	(79,027)	(65,888)	(279,933)

Cash flows from investing activities:
Receipts on note receivable - related party	67,579	71,747	205,932

Net cash provided by investing activities	67,579	71,747	205,932

Cash flows from financing activities:
Proceeds from sale of stock	-	-	17,300
Proceeds from officer loan	-	-	40,000

Net cash provided by financing activities	-	-	57,300

Net increase (decrease) in cash	(11,448)	5,859	(16,701)

Cash and cash equivalents at
beginning of period	34,448	9,362	31,922

Cash and cash equivalents at
end of period	$23,000	$15,221	$15,221

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

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

Genesis Solar ceased active business operations in early 1988. Genesis Solar has been seeking potential business opportunities since that time, has maintained itself as a validly existing Colorado corporation, and has continued to make filings under Section 15(d) of the Securities Exchange Act of 1934. Except for a series of private equity financings in 2005, 2006, and 2007 totaling approximately $4.7 million, and the activities described below with DMI BioSciences, Inc. (“DMI”) and Genesis Energy Investments, PLC (“GEI Plc”), Genesis Solar has not engaged in active business operations for more than the past five years. Genesis Solar has not received any revenues from operations for more than the past ten years. Effective October 1, 2008, the Company decided to begin a search for a new business opportunity inasmuch as it determined that it was no longer pursuing any business opportunities or transactions with DMI. The Company therefore entered a new development stage as more fully defined in the guidance in Section 915 of the FASB Accounting Standards Codification™.

On August 11, 2009, Genesis Solar entered into a stock purchase agreement to acquire three subsidiaries (collectively the “Solar Subsidiaries”) of GEI Plc, which was then an affiliate of Genesis Solar’s principal shareholder.  As further described below, this stock purchase agreement was amended twice, and then in May 2010 the parties entered into an Amended and Restated Stock Purchase Agreement with respect to the Company’s potential acquisition of the Solar Subsidiaries.  Later in May 2010, the parties conducted an initial closing of the transaction into escrow.   Effective August 3, 2010, the Company entered into various agreements further amending the terms of the transaction, pursuant to which the Solar Subsidiaries were transferred to an affiliate of the Company, with the belief that the Company could complete the acquisition of one of the Solar Subsidiaries and certain intellectual property from that affiliate by December 31, 2010, although due to a lack of funding it is not likely that the transaction will close by that date (if at all).

The March 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

1.     Significant Accounting Policies and basis of presentation (continued)

The accompanying financial statements have been prepared by Genesis Solar, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2010 and September 30, 2010, and the results of operations and cash flows for the periods ended September 30, 2009 and 2010.  The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, Genesis Solar has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations.  As a development stage company, Genesis Solar continues to rely on infusions of equity capital and the repayment of debt (including related party debt owed to Genesis Solar by Genesis Capital Management Limited) to fund its contemplated activities.  As a result, substantial doubt exists about Genesis Solar’s ability to continue to fund future operations using its existing resources.  Genesis Solar will likely continue to seek equity investments from offshore accredited investors, however there can be no assurance that it will actually receive any such funding.

Earnings (loss) per share

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 260, Earnings per Share ("ASC 260"), basic earnings (loss) per shares is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net loss attributable to common shares by the weighted average number of common and potential common shares outstanding during period.

The Company has excluded the contingent stock agreements with Vital Source, S.A. for 3,500,000 common shares and the GEI Plc for 14,096,093 common shares, as described in these notes and in the notes to our March 31, 2010 Form 10-K, from its calculation of the effect of dilutive securities, as they represent anti-dilutive stock.

2.      Recently Issued Accounting Standards

In September 2010, the Securities and Exchange Commission issued Rule 33-9142 which removed the requirement for issuers that are neither accelerated filers nor large accelerated filers to have an auditor attestation on internal controls over financial reporting.  Therefore, smaller reporting companies such as Genesis Solar Corporation will not need its auditors to provide the attestation on internal controls; however management will still need to do its assessment for the year ended March 31, 2011.

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

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This update provides accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. The guidance requires that a share-lending arrangement entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as issuance cost in the financial statement of the entity. This issue only applies to share-lending arrangements that are classified as equity in the financial statements of the share lender. This update is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years with retrospective application required. The Company adopted this update on April 1, 2010, and it did not have an impact on the Unaudited Financial Statements.

3.      Income taxes

No provision for income taxes is required at March 31, 2010 and September 30, 2010 because, in management’s opinion and based on historical performance the effective tax rate for the years will be zero.

As of March 31, 2010 and September 30, 2010, total deferred tax assets and valuation allowance are as follows:

	March 31,	September 30,
	2010	2010

Deferred tax assets resulting from:
Loss carryforward	$346,900	$356,500
Future deduction for accrued salaries and interest	90,600	91,100
Valuation allowance	(437,500)	(447,600)
	$-	$-

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

On March 7, 2008 Genesis Solar sold all of its shares of DMI to Genesis Biotechnology Fund (“Genesis Biotech”) and Genesis Capital Management Limited (“GCM Ltd”).  Genesis sold 1,423,256 shares of DMI to Genesis Biotech in consideration for Genesis Biotech surrendering 1,423,256 shares of Genesis common stock and sold 250,000 shares to GCM Ltd. in consideration for a promissory note in the face amount of $250,000.  This note carries 6% interest and provides that GCM Ltd. will pay Genesis $25,000 per quarter.  The first payment was made by GCM Ltd. on June 26, 2008.  The final payment is due on December 31, 2010.  Total principal and interest payments will total $274,211.  Genesis Biotech and GCM Ltd. are affiliated with Genesis Investment Funds Limited, which through its affiliated entities was, and currently is, the majority shareholder of Genesis Solar (currently owning greater than 50% of Genesis Solar’s outstanding common stock).  Although certain of the payments due under the note have not been timely made, Genesis Solar has not yet imposed the 5% late fee or the 21% default interest against GCM Ltd.  Genesis Solar continues to seek adequate funds to explore and further certain business opportunities with and through GCM Ltd. and its affiliates.  Unless and until Genesis Solar receives additional funding it is (and will be) dependent on GCM Ltd.’s ability to repay the loans made to finance its general and administrative obligations.

4.      Related party transactions (continued)

On May 12, 2010 the Company entered into an Amended and Restated Stock Purchase Agreement (the “Restated SPA”) with GEI Plc (then an affiliate of GCM Ltd) regarding the Company’s potential acquisition of the “Solar Panel Subsidiaries” (being Genesis Solar Espana, S.L. (“GSE”), Genesis Solar Singapore Pte. Ltd. (“GSS”), and Genesis Solar Hungary Kft (“GSH”)).  This agreement amended and restated the agreement the parties initially entered into on August 11, 2009 and then amended twice subsequently (on November 24, 2009 and January 19, 2010) regarding the potential acquisition of the Solar Panel Subsidiaries.  The parties completed the initial closing into escrow on May 25, 2010 at which time the Company deposited share certificates with the escrow agent representing 14,146,093 shares of the Company’s common stock, and certain other certificates and documents.  The shares deposited are allocated for the purchase price of GSE, GSS, GSH, and certain intellectual property owned by GEI Plc.  Effective August 3, 2010 the Company assigned its rights under Amended and Restated Stock Purchase Agreement to GCM Ltd, and hopes to acquire GSE and certain know-how from and through GCM before December 31, 2010.   However, primarily due to a lack of funding and the need to complete various closing conditions the closing of that transaction is likely to occur after December 31, 2010 (if at all).   The completion of this transaction is subject to a number of conditions precedent (substantially all of which remain unsatisfied), and therefore, there can be no assurance that the Company will be able to acquire GSE or the know-how.

In July 2010 the Company assigned its rights under the Restated SPA to GCM Ltd, and on or about August 3, 2010, GCM Ltd exercised its rights to acquire the Solar Panel Subsidiaries and the GEI Know-How from GEI Plc.  Prior to that time, the Company indicated that it was not interested in acquiring GSS or GSH, but retained rights to acquire GSE and the GEI Know-How, subject to certain conditions precedent (the “Release Conditions”).  Because of the significant affiliation between the Company, GCM Ltd (and its affiliates) and the prior affiliation (through GCM Ltd) with GEI Plc, these are all related party transactions.  As of the present time, the Company has no obligation to complete any of these transactions, and further does not have the working capital necessary to do the work necessary to satisfy the Release Conditions.  Nevertheless, the Company believes (based on the information currently available to it) that the acquisition of GSE and the GEI Know-How on the negotiated terms will be in its best interests, and the Company will continue to attempt to raise the financing necessary to complete the work to enable the Company to do so.

5.      Financial Instruments

The financial instruments recorded on our balance sheets include cash, related party notes receivable, related party accounts payable and trade accounts payable.  Due to their short term maturity, the carrying amounts of these financial instruments approximate fair value.

6.  Subsequent events

     On November 17, 2010 the Company’s Board of Directors adopted amended and restated Bylaws.

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

Plan of Operations; Potential Acquisition of Genesis Solar Espana, S.L.

Effective December 7, 2009 the Company changed its name from Cogenco International, Inc. to Genesis Solar Corporation (“Genesis Solar” or the “Company”) when the Company’s Amended and Restated Articles of Incorporation became effective under Colorado law.  This name change was proposed to the Company’s shareholders (and then effected) based on the business operations and transactions the Company is pursuing.  Except for a series of equity financings in 2005, 2006, and 2007, the activities related to DMI (generally described in previous reports filed with the Securities and Exchange Commission), and the proposed transaction involving Genesis Solar Espana, S.L. (“GSE”), Genesis Solar has not engaged in any business operations for more than the past five years.

Genesis Solar has not received any revenues from operations for more than the past ten years.  We have not had an equity interest in DMI since March 2008 and we are no longer pursuing any further business opportunities with DMI.  Instead, as described in various reports filed with the Securities Exchange Commission since April 2009, the Company is currently pursuing a transaction whereby it is attempting to acquire a 100% interest in GSE and certain intellectual property (the “Know-How’) previously owned by Genesis Energy Investment Plc (“GEI Plc”).   The Company previously contemplated acquiring Genesis Solar Singapore Pte. Ltd. (“GSS”) and Genesis Solar Hungary Kft (“GSH”), also other subsidiaries of GEI Plc.  In July 2010, the Company determined that it did not intend to acquire GSS or GSH, and is now only pursuing the acquisition of GSE.  GSE is a Spanish entity that is in the process of planning, financing and building a plant in Spain to manufacture hi-tech solar panels using thin film technology.  GSE has acquired real estate and is advanced in the permitting process for the manufacturing plant to be located near Cadiz, Spain.  Through July 31, 2010, GEI Plc owned 100% of the outstanding equity interests of GSE; on August 3, 2010, GEI Plc and the escrow agent completed the transfer of GSE (as well as GSS and GSH) to Genesis Capital Management Ltd. (“GCM Ltd”) – which as a result of directly and indirectly owning greater than 50% of the Company’s outstanding common stock is considered an affiliate of the Company.

Although GCM Ltd is an affiliate of the Company, in reviewing the following disclosure it is important to note that the Company has not acquired any interest in GSE, the GEI Know-How, or any other asset from GEI Plc or GCM Ltd.  The shares of the Company’s common stock that will be used for such acquisition remain in escrow and are subject to release only upon instructions from the Company following the satisfactions of certain release conditions described below.  If these release conditions are not satisfied to the Company’s satisfaction and the Company has not provided instructions to the escrow agent by December 31, 2010, the escrow agent holding the shares will be required to return all of the shares to the Company for cancellation. To date, due to a lack of funding, the Company has been unable to complete the work necessary to satisfy these conditions.  There can, therefore, be no assurance that Genesis Solar will in fact be willing to release the shares from escrow by December 31, 2010 and therefore complete the acquisition.  The parties have not yet commenced any discussion regarding an extension or other accommodation relating to the contemplated transaction although certain considerations for a possible extension are discussed below.

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

As further described below, because the Company determined that it did not want to acquire GSS or GSH, on or about August 3, 2010, GCM Ltd returned 50,000 shares of Company common stock to the Company for cancellation. Although the Company issued 14,146,093 shares of its common stock to effect the Initial Closing of the transaction in May 2010, and 14,096,093 shares are currently being held in escrow, the ultimate release of these shares from escrow is subject to numerous conditions precedent (the "Release Conditions", described in more detail below) which if not met will result in the shares being returned to the Company for cancellation.  Although these shares are deemed outstanding under Colorado law, they are not reflected as outstanding as of September 30, 2010 for financial reporting purposes and therefore:

▪	are not reported as outstanding on the Company’s balance sheet as of September 30, 2010;

▪	are not reported as having been issued in the statement of stockholders’ equity included in this Form 10-Q; and

▪
were not considered outstanding for the various calculations performed for the quarter ended September 30, 2010 that are based on the number of shares of common stock issued and outstanding (such as loss per share).

July 2010 Amendments and Assignment to GCM Ltd

On or about July 27, 2010, the Company entered into various agreements to assign its rights under the Restated SPA to GCM Ltd. These agreements were entered into in large part because control of GEI Plc was being acquired by certain third party companies that intend to engage in business objectives that are unrelated to those being pursued by GSE – being solar module production.

Because the change of control of GEI Plc was expected to (and did) occur by July 31, 2010 it was important for the transactions between the Company and GEI Plc regarding the Solar Subsidiaries and the Know-How to be completed before that change of control occurred.  However, because the Company had not been able to complete its due diligence necessary to complete the transaction (due in large part to a lack of funding), the Company was not in a position to acquire GSE and the Know-How on or before July 31, 2010.  As a result the Company assigned its rights under the Restated SPA to GCM Ltd and entered into various agreements aimed to permit the Company to later complete the acquisition(s).

The documents that were negotiated among the parties, which were executed at the end of July, and became effective on August 3, 2010, included:

▪	an “Assignment of Amended and Restated Stock Purchase Agreement” by which the Company assigned its interest in the Restated SPA to GCM Ltd, subject to a number of conditions;

▪
a “Subscription Agreement” by which GCM Ltd subscribed to purchase 14,096,093 shares of the Company’s common stock, being the same shares of Company common stock that were deposited in escrow at the Initial Closing (and are to remain in escrow), again subject to certain conditions;

▪
a new “Escrow Agreement” relating to the holding and the release of the shares of Company common stock that are held in escrow along with other documents required to complete the transactions under the Restated SPA;

▪
an agreement by GCM Ltd to return to the Company 50,000 shares of the Company’s common stock for cancellation to replace the shares retained in escrow that pursuant to the Restated SPA were allocated for the purchase of GSS and GSH.  CGM Ltd fulfilled this obligation on or about August 5, 2010.

Collectively, these agreements executed at the end of July 2010 are referred to herein as the “Transaction Documents.”

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

As a result, as of August 3, 2010, GCM Ltd owns all of the outstanding equity of GSE, the GEI Know-How, and the other former GEI Plc subsidiaries, GSS and GSH.  Although GCM Ltd is an affiliate of the Company, the Company has no interest in any of GSE, GSS, GSH, or the GEI Know-How and has not authorized the release of any consideration for the purchase thereof.

Possible Future Company Purchase; Release Conditions

As provided in the new Escrow Agreement, if the Company provides the escrow agent timely notification to release the 14,096,093 shares remaining in escrow, GCM Ltd has the obligation to transfer GSE and the GEI Know-How to the Company.  Under the current terms of the escrow, the Company must give the escrow agent its notification by December 31, 2010.  The Company does not intend to provide this notification until such time as it has completed the Release Conditions set forth in the new Escrow Agreement and such conditions are satisfied.  Among the Release Conditions are the following:

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

b.
The persons who are to become principal shareholders of the Company as a result of the release of the shares of Company common stock from escrow have prepared for filing with the SEC immediately following the completion of the release of the shares of Company common stock any reports required of such persons under Sections 13(d), 13(g) and 16(a) of the Securities Exchange Act of 1934 and any applicable stock exchange;

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

e.
There shall have been negotiated a voting agreement with respect to the 14,096,093 shares of the Company’s common stock that is reasonably satisfactory in form and substance to the Company, as well as an agreement between GEI Plc and its principal shareholders for the exchange by them of their GEI Plc shares for the shares of the Company’s common stock then held by GEI Plc (including, without limitation, the 14,096,093 shares referred to above).  Although the parties have begun negotiating the terms of the voting agreement, to date neither this agreement nor the contemplated agreement regarding the exchange of the GEI Plc shares have been definitively negotiated.

As of the date of this report, due primarily to a lack of funding, the Company has been unable to engage in a significant amount of due diligence with respect to GSE and has not begun to prepare the disclosure that will be required on or shortly after closing the transaction.  Further, the Company has not made any significant progress with respect to the other Release Conditions – such as the preparation and negotiation of the exchange agreement and voting agreement (both generally described above).  If the Release Conditions are not met by December 31, 2010 the escrow agent is required to return the 14,096,093 shares of Company common stock held in escrow to the Company.  As such, if the transaction is not completed on or before December 31, 2010, and if the Company and the other parties desires to continue to pursue the acquisition, the Company will have to attempt to negotiate an extension or other terms with GEI Plc to complete the acquisition of GSE and the Know-How.  Especially, given the change of control of GEI Plc that occurred on or about July 31, 2010, there can be no assurance that the Company would be able to negotiate an extension or new terms with GCM Ltd (currently the owner of the GSE shares) and GEI Plc (which may still have certain claims).  Because of the complexity of these negotiations, the inability of the Company to complete the transaction pursuant to negotiations and agreements extending back eighteen months to June 2009, and other factors, the Company can offer no assurance that it will be able to negotiate the necessary accommodations and (if successful in such negotiations) thereafter acquire GSE.

Voting Rights for Company Stock in Escrow

While the 14,096,093 shares of Company common stock remain in escrow, GCM holds voting rights in the shares for the purpose of establishing a quorum at any meeting of the Company’s shareholders, but not for casting a vote at any such meeting.  In order to cast a vote GCM Ltd is obligated to obtain the agreement of GEI Plc or if GEI Plc will not agree a designated third party controlled by GEI Plc’s former president.

One of the release conditions precedent to any release of the Company’s 14,096,093 shares from the continuing escrow is that the parties enter into a post-release voting agreement with respect to those shares (in a form reasonably satisfactory to the Company), and the persons required to do so make appropriate filings under Sections 13(d), 13(g) and 16(a) of the Securities Exchange Act of 1934.  Although the parties have begun discussing the terms of the voting agreement the terms of that agreement has not definitively negotiated.   Without the voting agreement, GEI Plc would own and control more than a majority of the Company’s outstanding shares at the time, and this would not be consistent with the Company’s desire to continue the development of GSE using the GEI Know-How.

It is the Company’s understanding that all the persons who were formerly shareholders of GEI Plc (on April 7, 2010) have retained the right from GEI Plc to exchange some or all of their interest in GEI Plc for shares of the Company’s common stock to be owned by GEI Plc following the release from escrow (if such release occurs).  The majority of these parties (including GCM Ltd, Vital Source, S.A., and other parties) have advised the Company that this will again unify the ownership of the Company’s common stock with the desire to proceed with the development of GSE.  After that exchange occurs, the Company anticipates that the voting rights will be unified with the economic rights attributable to the 14,096,093 shares.  As noted above, one of the release conditions is that this exchange agreement be in place before the Company has any obligation to provide the escrow agent notification of its desire to release the shares from escrow.  To the Company’s knowledge, to date the parties have not begun to negotiate the terms of the exchange agreement.

Agreement with Vital Source, S.A.

As the Company has previously announced in its Form 8-K reporting an event of March 27, 2010, and in subsequently filed documents, the Company (Genesis Solar Corporation) entered into an agreement with Vital Source, S.A. (“Vital Source”) (an unaffiliated company) to purchase 3,500,000 shares of the Company’s common stock for $10 per share by not later than June 30, 2010 (amended to September 30, 2010).  This funding was anticipated to assist the Company in meeting its obligations under the Restated SPA described above to complete the acquisition of GSE in what is referred to herein as the “overall transaction.”  The overall transaction (discussed above and in other filed documents) includes:

•	Obtaining adequate funding of GSE to meet the obligations of the Spanish development authorities (estimated to be approximately € 42,500,000);
•	The Company obtaining sufficient funding to complete the work necessary to meet the conditions precedent set forth in the escrow agreement and meeting its disclosure obligations in the United States;
•
The Company thereafter authorizing the release of 14,096,093 shares to GEI Plc from the continuing escrow following satisfaction of the conditions precedent (and GEI Plc exchange of those shares with certain GEI Plc shareholders (including, without limitation, Vital Source and GCM Ltd.) who will then own the record and beneficial ownership of the Company’s common stock); and

•	To pay the costs of the transaction, including a $1,750,000 fee payable to Genesis Capital Management AG (“GCM”), an affiliate of GCM Ltd.

Notwithstanding the passage of the September 30, 2010, date, Vital Source has not purchased the contemplated shares from the Company, but is working with GCM Ltd, GEI Plc, and GSE to meet the requirements of the Spanish authorities and to provide the necessary capital both to GSE and the Company (Genesis Solar Corporation).  The arrangements between the parties have been in a regular state of change.  While the parties have from time-to-time advised the Company of the changes in their relationships, the Company has not seen the documentation necessary to confirm or validate the current status of the overall transaction.

Based solely on comments from principals of GCM Ltd, the parties still expect that the overall transaction will be completed, although the transaction may take longer than December 31, 2010, as set forth in the escrow agreement.  Principals of GCM Ltd have advised the Company that, since entering the March 2010 agreement, Vital Source has provided in kind contributions to GEI Plc amounting to € 9,000,000.  The Company understands that the in kind contributions relate to assets located in Brazil and that these were treated as a capital contribution by Vital Source into GEI Plc.  The Company also understands that GEI Plc has taken the steps necessary to transfer that in kind contribution to GSE but the transfer has not been completed because of the need to comply with certain Brazilian foreign investment regulations which recently became effective.   The Brazilian assets are believed to have a total value of more than € 22,000,000, and also support a promissory note in the amount of € 13,000,000 payable to Vital Source which (the Company understands) Vital Source intends to contribute to GSE or a subsidiary of GSE.  The Company has been advised that Vital Source and GSE are working to convert these assets into cash which would then be used to finance GSE.

As another step toward completing the overall transaction, Vital Source has entered into a Memorandum of Understanding to contribute an additional € 47,000,000 in kind to GSE to meet GSE’s remaining development obligations to the Spanish authorities.  As described above, to date Vital Source has only completed a portion of the transactions, but GCM Ltd has advised the Company that it believes that Vital Source and the other parties are working in good faith to complete the overall transaction and that, when the steps are better defined, the parties will consider appropriate amendments to the Escrow Agreement and the Vital Agreement with the expectation that, when the overall transaction is completed, GSE will be adequately funded, the Company (Genesis Solar Corporation) will own 100% of GSE, and GCM Ltd, Vital Source, and certain other European investors will become the principal shareholders of the Company.

The Company is open to further negotiations with Vital Source and the other parties to amend the Vital Agreement and the other agreements in a manner that provides adequate funding to the Company.  To date the Company has not directly received any funds from Vital Source, and the parties have not yet modified the Vital Agreement.  Further, to date the Company has not taken any action to enforce the terms of the Vital Agreement as they currently exist.  The Company cannot offer any assurance that the parties will be able to complete the overall transaction as outlined above and, as noted, the Company has very little involvement in the ongoing negotiations for the capitalization of GSE and compliance with the requirements of the Spanish development authorities.

If the parties are unable to complete the overall transaction and reach acceptable agreements or amendments to existing agreements by December 31, 2010, the Company expects that the escrow agent will return the 14,096,093 shares of its common stock to the Company (which the Company will then cancel), and the Company will consider pursuing other business opportunities.  If that occurs, the Company will have extremely limited capitalization and significant indebtedness to its management.

Conclusion - The Company’s Ability to Complete Transactions Is Dependent on Future Financing

The Company’s acquisition of GSE and the GEI Know-How contemplated by the Restated SPA and the Transaction Documents is subject to a number of conditions described above.  The Company’s ability to meet these conditions is dependent on it receiving a significant amount of future financing.

The Company, GCM Ltd and GEI Plc have been negotiating and working toward completing this transaction since at least April 2009 and originally estimated it would be completed during the spring of 2010.  However, the Company has been unable to complete the transactions due to various reasons including:

▪	The inability of the Company to raise the necessary financing;

▪	The change of business strategy of GEI Plc and the completion in July 2010 of the change of control of GEI Plc;

▪	The need for additional investment in GSE to meet the requirements of the Spanish development authorities in amounts that the Company could not meet; and

▪	The complexity of the transactions and various relationships involved.

The parties have postponed the completion of the transaction several times, and determined that they needed to significantly modify the transaction to allow for an early closing while the Company retained its rights to complete the acquisition of GSE and the GEI Know-How by December 31, 2010.  Nevertheless, because of the significant amount of financing required and the investigation and work necessary to satisfy the Release Conditions, there can be no assurance that further unexpected delays and issues will not arise.  Because the Company to date has not been able to raise the funds necessary to complete its due diligence and prepare the various reports and disclosure necessary to complete the transaction, it is not likely the Company will be able to complete the transaction by December 31, 2010.  If the Company is unable to complete the transaction by December 31, 2010 it hopes to be able to negotiate terms with GEI Plc, GCM Ltd and other necessary parties to extend the closing date of the transaction.  However, because GEI Plc has experienced a change of control, it may be especially difficult for the Company to negotiate an extension or other terms by which it may acquire GSE.

In addition, there are many other issues involved in the Company’s contemplated acquisition of GSE and the GEI Know-How, including coordinating international legal requirements, international operations, and the significant expense of international communications and travel.  There can be no assurance that the Company will be able to meet the conditions precedent to the contemplated transaction or complete the acquisition of GSE and the GEI Know-How, whether by December 31, 2010, or subsequently.

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

On September 30, 2010, we had working capital deficit of $(273,391) which represents an increase from our working capital deficit of $(198,204) on March 31, 2010.  The increase in our working capital deficit is primarily a result of our continuing general and administrative expenditures (including costs associated with the on-going negotiations of our potential acquisition of GSE), our continuing operating losses, and our on-going use of cash assets to pay our general administrative obligations.

For the six months ended September 30, 2010, total stockholders’ equity decreased by $(75,191) to $(273,391) as compared to $(198,200) as of March 31, 2010.  The decrease in stockholders’ equity is primarily the result of the continued operating losses and the corresponding rise in our accumulated deficit.

Currently, our only outside source of liquidity is a quarterly $25,000 note payment that is due from GCM Ltd, and this is insufficient to maintain our general and administrative and other expenses.  CGM Ltd. is a related party as a result of its control of Genesis Investment Fund Ltd., which together with its affiliates is the largest shareholder of Genesis Solar (not including the 14,096,093 shars held in escrow as described above).  The note issued by GCM Ltd obligates GCM Ltd to pay us $25,000 per quarter with the final payment due on December 31, 2010.  The total principal and interest payments over the entire period will total $274,211.  Although several of the payments have not been made timely, to date GCM Ltd has made all payments due to Genesis Solar under the note (with the most recent and next-to-last) payment being received on September 27, 2010), and Genesis Solar has not yet imposed the 5% late fee or the 21% default interest against GCM Ltd..  Absent our acquisition of additional assets or outside funding, our total assets will continue to decrease as we expect to use our funds to pay our on-going general obligations.  Our other source of funds for our general and administrative and other expenses have been loans received from our president, David Brenman.

Our largest current liabilities are those owed to our President, Mr. Brenman, for:

▪
Unpaid accrued salary amounting to $241,750 at September 30, 2010.   Effective March 31, 2008 Mr. Brenman orally agreed to suspend any further accrual of the salary due to him until we are adequately financed.  Accordingly, the line item for our liability for “accrued salary – officer” on our balance did not change from March 31, 2008 to September 30, 2010, since that obligation does not bear interest.

▪
$22,514 at September 30, 2010 ($31,952 at March 31, 2010) for expenses Mr. Brenman has incurred on behalf of Genesis Solar which have not been reimbursed to him, which obligation does not bear interest.

▪
$40,000 advanced to the Company during the quarter ended September 30, 2009 which is represented by a promissory note bearing interest at 5% per annum, due on demand.  As of September 30, 2010, $2,019 in interest had accrued on this note.

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

Currently, we expect to use funds due to us under the GCM Ltd promissory note to help pay our general corporate expenses through the end of calendar 2010, other than the amounts due to Mr. Brenman.   If GCM Ltd is unable to pay its remaining obligation under the note when it becomes due it will likely have a significant negative effect on our ability to pay our general expenses and obligations.  However, the funds we anticipate receiving from GCM Ltd. will not be sufficient to permit us to execute upon the transactions contemplated by the Restated SPA and the Transaction Documents and as a result we expect to have to identify and execute upon an outside source of liquidity.  Given the current state of the financial markets, we cannot offer any assurance that we will be able to raise any additional funds if it should become necessary.  We expect to pay our other obligations to our President at least in part from any private placement funding that we receive in the future, although any such payment intention will be fully disclosed at the time and will be based on the facts and circumstances then existing.

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

During the three months ended September 30, 2010, we had a net loss of $(27,039), a decrease of greater than $44,000 compared to our net loss of $(71,148) from the same period in 2009.  The decreased net loss for the three months ended September 30, 2010, was primarily the result of our decrease in general and administrative expenses during the period ended September 30, 2010 ($7,672 in the 2010 period versus $44,514 during the 2009 period).   Additionally, during the 2010 period we incurred significantly decreased legal fees ($12,715 in the 2010 period versus $20,549 during the 2009 period).  During the three months ended September 30, 2009 the Company negotiated and then entered into the Original Agreement with GEI Plc. which resulted in the Company incurring a significant amount of costs.  During the period ended September 30, 2010, although the Transaction Documents were negotiated and finalized, this process did not require as many expenditures as the initial negotiation and preparation of the Original Agreement.

During the six months ended September 30, 2010, we had a net loss of $(75,191), a decrease of approximately $63,650 from our net loss of $(138,842) during the same period in 2009.  The decreased net loss for the six months ended September 30, 2010, was caused primarily by costs and expenses associated with the various business activities undertaken by the Company as described above, including negotiations with Vital and the discussions with GEI Plc and GCM Ltd regarding future business possibilities.

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

Recently Issued Accounting Standards

In September 2010, the Securities and Exchange Commission issued Rule 33-9142 which removed the requirement for issuers that are neither accelerated filers nor large accelerated filers to have an auditor attestation on internal controls over financial reporting.  Therefore, smaller reporting companies such as Genesis Solar Corporation will not need its auditors to provide the attestation on internal controls; however management will still need to do its assessment for the year ended March 31, 2011.

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

Not applicable.

Item 4.    Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2010 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that because of the material weakness identified in our internal control over financial reporting described in our annual report for the year ended March 31, 2010 on Form 10-K, that, our disclosure controls and procedures were not effective as of September 30, 2010.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities that occurred during the quarter ended September 30, 2010, and through the date of this report.

Item 3.  Defaults upon senior securities.

Not applicable.

Item 4.  Reserved

Item 5.  Other information.

On November 17, 2010 the Company’s Board of Directors adopted and approved Amended and Restated Bylaws.  The Company’s original Bylaws were adopted prior to 1994 when the Colorado Business Corporation was enacted which significantly revised Colorado’s business and corporate law.  The Amended and Restated Bylaws were adopted in large part to ensure the Company’s Bylaws are consistent with Colorado law, contain provisions that are applicable to a Company that is subject to the reporting requirements of the Securities Exchange Act of 1934, commonly that intend to have a class of securities registered under Section 12(b) or 12(g) of the Exchange Act, and/or that aim to develop a trading market for their securities.   Among the terms and provisions of our Bylaws that were amended by the Amended and Restated Bylaws were with respect to:

▪
Record dates for shareholder meetings and other corporate actions.  The Amended and Restated Bylaws provide that a record date cannot be more than 70 days prior to a given corporate action (as compared to fifty days under the prior Bylaws).

▪	The quorum requirement for shareholder meetings as the Amended and Restated Bylaws provide that a quorum at a shareholders meeting shall be one third of the votes entitled to be cast.

▪
The process by which shareholders may nominate persons to serve on the Company’s Board of Directors.  The Amended and Restated Bylaws provide that to nominate a person to serve on the Board of Directors a shareholder must submit that nomination to the Company within a defined time frame, and must include various information about the proposed nominee such as their previous relationships with the Company, their background, and any compensation arrangements they may have (or had) with the Company.

▪
Provide that shares of Company common stock may be electronically issued without a certificate and address how transactions involving shares issued electronically without a certificate will be transferred and settled. The amendments are intended to assure that the Company’s Bylaws addressed, and permit transactions in common stock being settled electronically and without the need for the issuance of new share certificates and to ensure that the Company’s stock is DWAC and FAST-DRS eligible.

Additionally, the Amended and Restated Bylaws included other provisions that are intended to ensure the Company’s Bylaws are consistent with the Company’s current Articles of Incorporation.

Item 6.  Exhibits

3.1	Amended and Restated Bylaws. Filed herewith.
10.1	Amendment No. 1 to the Share Purchase Agreement between Genesis Solar Corporation and Vital Source, S.A. (1)
10.2	Assignment of Amended and Restated Stock Purchase Agreement (2)
10.3	Subscription Agreement (2)
10.4	Escrow Agreement (2)
10.5	Termination and Release of the Escrow Agreement (2)
31	Certification pursuant to Rule 13a-14(a). Filed herewith.
32	Certification pursuant to 18 U.S.C. §1350. Filed herewith.

(1)	Incorporated by reference from Form 10-K for the fiscal year ended March 31, 2010 and filed on June 28, 2010.
(2)	Incorporated by reference from Form 8-K reporting an event of August 3, 2010, filed on August 6, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2010	/s/ David W. Brenman
David W. Brenman, President,
Principal Executive Officer, Principal Accounting Officer,
Principal Financial Officer and Director