Form 10-Q
period 2010-12-31
Genesis Solar Corp
filed 2011-02-14
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 11, 2011 there were 17,059,093 shares, of the Registrant’s common stock $.01 par value, outstanding.

GENESIS SOLAR CORPORATION
(A Development Stage Company)

INDEX

PART I.  FINANCIAL INFORMATION

Item 1:                 Financial Statements

Balance Sheet – March 31, 2010 (audited) and December 31, 2010 (unaudited)

Statement of Operations – For the Three Months Ended December 31, 2009 and 2010 (unaudited)

Statement of Operations – For the Nine Months Ended December 31, 2009 and 2010 (unaudited) and Cumulative Amounts from Inception of the Development Stage (October 1, 2008) through December 31, 2010 (unaudited)

Statement of Stockholders' Equity (Deficit) - For the Nine Months Ended December 31, 2010 (unaudited)

Statement of Cash Flows - For the Nine Months Ended December 31, 2009 and 2010 and Cumulative Amounts from Inception of the Development Stage (October 1, 2008) through December 31, 2010 (unaudited)

Notes to Unaudited Financial Statements

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3: Quantitative and Qualitative Disclosure About Market Risk

Item 4: Controls and Procedures

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 1A: Risk Factors

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Item 3: Defaults upon senior securities.

Item 4: Reserved.

Item 5: Other information.

Item 6: Exhibits

Signatures

Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I.                            FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS SOLAR CORPORATION
(A Development Stage Company)
BALANCE SHEET
March 31, 2010 and December 31, 2010
(Audited)                     (Unaudited

ASSETS

	March	December
Current assets:
Cash	$9,362	$15,871
Note receivable - related party - current portion (Note 4)	95,599	-
Interest receivable - related party (Note 4)	1,441	-
Prepaid expenses and other assets	15,770	-

Total current assets	122,172	15,871

Computer equipment, at cost, net of accumulated
depreciation of $3,496 (March) and $3,500 (December)	4	-

Total assets	$122,176	$15,871

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,655	$1,007
Accounts payable - related party	31,952	26,460
Officer payable (Note 4)	40,000	40,000
Accrued salary - officer	241,750	241,750
Accrued interest - officer (Note 4)	1,019	2,519

Total current liabilities	320,376	311,736

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 500,000,000 shares
authorized, 2,963,000 shares issued and	29,630	29,630
outstanding
Additional paid-in capital	6,150,558	6,150,558
Accumulated deficit (including $340,570 deficit
accumulated during the development stage at
December 31, 2010) (Note 1)	(6,378,388)	(6,476,053)

Total stockholders' equity (deficit)	(198,200)	(295,865)

Total liabilities and stockholders' equity (deficit)	$122,176	$15,871

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended December 31, 2009 and 2010
 (Unaudited)

	2009	2010

Costs and expenses:
Legal fees	$12,042	$5,692
Travel and other expenses - related party	-	3,101
General and administration	19,390	6,663
Rent and storage expenses	8,025	6,877
Depreciation	195	-

Total costs and expenses	39,652	22,333

Other income (expense) (Note 4)
Interest income	1,791	359
Interest expense	(519)	(500)
Total other income (expense)	1,272	(141)

Net loss (Note 3)	$(38,380)	$(22,474)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average number of common
shares outstanding	2,041,587	2,963,000

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Nine Months Ended December 31, 2009 and 2010
and
Cumulative Amounts from Inception of the Development
Stage (October 1, 2008) through December 31, 2010
(Unaudited)

			Cumulative
			amounts from
	2009	2010	Inception

Costs and expenses:
Legal fees	$45,644	$37,355	$101,599
Travel and other expenses - related party	28,866	7,123	39,680
General and administration	82,941	33,221	142,230
Rent and storage expenses	25,067	20,633	85,778
Depreciation	587	4	1,178

Total costs and expenses	183,105	98,336	370,465

Other income (expense) (Note 4)
Rental income	-	-	16,450
Interest income	6,402	2,171	15,964
Interest expense	(519)	(1,500)	(2,519)
Total other income (expense)	5,883	671	29,895

Net loss (Note 3)	$(177,222)	$(97,665)	$(340,570)

Basic and diluted loss per common share	$(0.12)	$(0.03)	$(0.16)

Weighted average number of common
shares outstanding	1,503,509	2,963,000	2,092,732

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended December 31, 2010
(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity (deficit)

Balance at March 31, 2010	2,963,000	$29,630	$6,150,558	$(6,378,388)	$(198,200)
Net loss for the nine months
ended December 31, 2010	-	-	-	(97,665)	(97,665)

Balance at December 31, 2010	2,963,000	$29,630	$6,150,558	$(6,476,053)	$(295,865)

See accompanying notes.

GENESIS SOLAR CORPORATION
 (A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Nine Months Ended December 31, 2009 and 2010, and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) through December 31, 2010
(Unaudited)

	Nine months Ended		Cumulative
	December 31,		amounts from
	2009	2010	Inception
Cash flows from operating activities:
Net loss	$(177,222)	$(97,665)	$(340,570)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation expense	587	4	1,178
Change in receivables and prepaid expense	9,045	17,211	19,514
Change in payables and accrued expenses	25,515	(8,640)	16,743

Net cash used in operations	(142,075)	(89,090)	(303,135)

Cash flows from investing activities:
Receipts on note receivable - related party	67,579	95,599	229,784

Net cash provided by investing activities	67,579	95,599	229,784

Cash flows from financing activities:
Proceeds from sale of stock	17,300	-	17,300
Proceeds from officer loan	40,000	-	40,000

Net cash provided by financing activities	57,300	-	57,300

Net increase (decrease) in cash	(17,196)	6,509	(16,051)

Cash and cash equivalents at
beginning of period	34,448	9,362	31,922

Cash and cash equivalents at
end of period	$17,252	$15,871	$15,871

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2010

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

On August 11, 2009, Genesis Solar entered into an agreement to acquire three subsidiaries (collectively the “Solar Subsidiaries”) of GEI Plc, which was then an affiliate of Genesis Solar’s principal shareholder.  As further described below, this agreement was amended twice, and then in May 2010 the parties entered into an Amended and Restated Stock Purchase Agreement with respect to the Company’s potential acquisition of the Solar Subsidiaries.  Later in May 2010, the parties conducted an initial closing of the transaction into escrow.   Effective August 3, 2010, the Company entered into various agreements further amending the terms of the transaction, pursuant to which the Solar Subsidiaries were transferred to an affiliate of the Company, with the expectation that the Company may be able to complete the acquisition of one of the Solar Subsidiaries and certain intellectual property from that affiliate by December 31, 2010.  Due both to a lack of funding and the failure of the other parties to the arrangement to complete their respective obligations, the Company did not complete the acquisition by that date and the Company’s obligations and right to do so expired.  As described below, although Genesis Solar still hopes to acquire one of one of the Solar Subsidiaries and related intellectual property, there is not currently a formal agreement between the parties setting forth the terms by which the Genesis Solar would do so.

The March 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

1.     Significant Accounting Policies and basis of presentation (continued)

The accompanying financial statements have been prepared by Genesis Solar, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2010 and December 31, 2010, and the results of operations and cash flows for the periods ended December 31, 2009 and 2010.  The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, Genesis Solar has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations.  As a development stage company, Genesis Solar has relied on infusions of equity capital, the repayment of debt (including related party debt owed to Genesis Solar by Genesis Capital Management Limited), and loans from its President to fund its limited activities.  As a result, substantial doubt exists about Genesis Solar’s ability to continue to fund future operations using its existing resources.  Genesis Solar will likely continue to seek equity investments from offshore accredited investors; however there can be no assurance that it will actually receive any such funding.

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

2.      Recently Issued Accounting Standards

In September 2010, the Securities and Exchange Commission issued Release 33-9142 which removed the requirement for issuers that are neither accelerated filers nor large accelerated filers to have an auditor attestation on internal controls over financial reporting.  Therefore, smaller reporting companies such as Genesis Solar Corporation will not need its auditors to provide the attestation on internal controls; however management will complete its assessment for the year ended March 31, 2011.

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

3.      Income taxes

No provision for income taxes is required at March 31, 2010 or December 31, 2010 because, in management’s opinion and based on historical performance the effective tax rate for the periods in question will be zero.

As of March 31, 2010 and December 31, 2010, total deferred tax assets and valuation allowance are as follows:

	March 31,	December 31,
	2010	2010

Deferred tax assets resulting from:
Loss carryforward	$346,900	$374,200
Future deduction for accrued salaries and interest	90,600	91,300
Valuation allowance	(437,500)	(465,500)
	$-	$-

4.      Related party transactions

a.      Brenman Employment Agreement

In November 2004 we entered into an employment agreement with David Brenman (Genesis Solar’s president) which became effective on or about September 30, 2005. The employment agreement was approved by our board of directors, including Mr. Brenman’s father and brother-in-law.  The material terms of David Brenman’s employment agreement are described in our annual report on Form 10-K for the year ended March 31, 2010.  We paid Mr. Brenman his salary as due under the employment agreement through August 15, 2006, but, except for a $2,000 payment made in June 2007, since August 31, 2006, we have been unable to make payments to him as required under his employment agreement.  Mr. Brenman has orally agreed to defer (without interest) collection of any other amounts due under his employment agreement until such time as Genesis Solar is adequately financed.  Further, on March 31, 2008 Mr. Brenman orally agreed to suspend the accrual of his salary until Genesis Solar is adequately financed.

b.      Affiliate Loan

During the quarter ended September 30, 2009, Mr. Brenman advanced Genesis Solar $40,000 to provide Genesis Solar additional liquidity to pay its obligations pursuant to the terms of a promissory note issued by the Company (the “Note”).  The Note is a demand note and accrues interest at 5%.  Principal and accrued interest is due in full upon demand by Mr. Brenman.

c.      Office Lease

On January 1, 2010, the Company moved its offices to 4600 South Ulster Street, Suite 800, Denver, CO  80237.  The office is leased by Micro-Imaging Solutions, LLC (“MIS”) on a month-to-month basis.  The Company currently pays approximately $2,292 per month under this arrangement.  An affiliate of Mr. Brenman has a significant equity interest in MIS and Mr. Brenman is a manager of MIS.

d.      DMI Stock Sale and Genesis Capital Management Limited Promissory Note

On March 7, 2008 Genesis Solar sold its minority ownership of DMI to Genesis Biotechnology Fund (“Genesis Biotech”) and Genesis Capital Management Limited (“GCM Ltd”).   Genesis Biotech and GCM Ltd. are affiliated with Genesis Investment Funds Limited, which through its affiliated entities was, and currently is, the majority shareholder of Genesis Solar (currently owning greater than 50% of Genesis Solar’s outstanding common stock).

The transaction occurred as follows:

•	Genesis Solar sold 1,423,256 shares of DMI to Genesis Biotech in consideration for Genesis Biotech surrendering 1,423,256 shares of Genesis Solar common stock;

4.      Related party transactions (continued)

•
Genesis Solar sold 250,000 shares of DMI to GCM Ltd. in consideration for a promissory note in the face amount of $250,000 (the “CGM Note”).  The CGM Note carried 6% interest and obligated GCM Ltd. to pay Genesis $25,000 per quarter.  The first payment was made on June 26, 2008, and the final payment was made on or about December 20, 2010.  Payments totaled $274,211.

Payments under the CGM Note were the only outside source of liquidity for Genesis Solar, and Genesis Solar used the quarterly payments to help satisfy its basic obligations.  Now that the CGM Note has been paid in full in the near future Genesis Solar will have to identify and obtain other sources of funding to pay its routine general and administrative obligations.

e.      Potential Acquisition of Genesis Solar Espana, S.L.

On May 12, 2010 the Company entered into an Amended and Restated Stock Purchase Agreement (the “Restated SPA”) with GEI Plc (then an affiliate of GCM Ltd) regarding the Company’s potential acquisition of the “Solar Subsidiaries” (being Genesis Solar Espana, S.L. (“GSE”), Genesis Solar Singapore Pte. Ltd. (“GSS”), and Genesis Solar Hungary Kft (“GSH”)).  This agreement amended and restated the agreement the parties initially entered into on August 11, 2009 and then amended twice subsequently (on November 24, 2009 and January 19, 2010).  The parties completed the initial closing into escrow on May 25, 2010 at which time the Company deposited share certificates with a third party escrow agent (the “Escrow Agent”) representing 14,146,093 shares of the Company’s common stock, and certain other certificates and documents.  The shares deposited were allocated for the purchase price of GSE, GSS, GSH, and certain intellectual property owned by GEI Plc.

In July 2010 the Company assigned its rights under the Restated SPA to GCM Ltd, and on or about August 3, 2010, GCM Ltd exercised its rights to acquire the Solar Subsidiaries and certain know-how from GEI Plc.   As a part of that that transaction, the Company indicated that it was not interested in acquiring GSS or GSH, and as a result 50,000 shares of Company common stock were returned to the Company for cancellation.  GCM Ltd. exercised its rights under the Restated SPA to acquire the Solar Subsidiaries and Know-How on or about August 3, 2010.  Genesis Solar retained rights to acquire GSE and the know-how from GCM Ltd.  Pursuant to the terms of a new escrow agreement the Escrow Agent continued to hold certificates representing 14,096,093 shares of Company common stock (the “Shares”) in escrow, which the parties agreed would not be released from escrow until Gensis Solar’s notification following the satisfaction or waiver of various conditions precedent (the “Release Conditions”).   The parties had agreed that if the Release Conditions were not satisfied or waived by December 31, 2010 the Escrow Agent would return the Shares to the Company.

In large part because the Company did not have the working capital necessary to engage in significant due diligence with respect to GSE and the Know-How, and the other parties did not enter into various other agreements necessary to satisfy the Release Conditions, Genesis Solar’s rights to acquire GSE and the Know-How expired on January 1, 2011 when the escrow agreement terminated.

Genesis Solar does not know whether it will now be able to acquire GSE or the Know-How, but it has advised the other parties to the transaction that it is willing to continue negotiations subject to compliance with its disclosure requirements.  Nevertheless, Genesis Solar has requested the Escrow Agent to return to it the 14,096,093 shares of Genesis Solar common stock that the Escrow Agent continues to hold.  Upon receipt of those shares (which are considered outstanding for the purposes of the Colorado Business Corporation Act), Genesis Solar will direct its transfer agent to cancel them.

As of the date of this Report, the Company has not acquired GSE and there can be no assurance that it will be able to do so at any time in the future.  Genesis Solar’s ability to acquire GSE and the Know-How depends on a number of factors, including Genesis Solar’s ability to perform adequate due diligence and the ability of other parties to negotiate acceptable arrangements among themselves.  A significant issue for Genesis Solar’s ability to negotiate a new arrangement and then to complete the transaction will be Genesis Solar’s ability to obtain the financing necessary to do so – financing that Genesis Solar has not been able to acquire.

5.      Financial Instruments

The financial instruments recorded on our balance sheets include cash, related party notes receivable, related party accounts payable and trade accounts payable.  Due to their short term maturity, the carrying amounts of these financial instruments approximate fair value.

6.  Subsequent events

On or about January 20, 2011 Genesis Solar requested that the Escrow Agent return to Genesis Solar for cancellation the 14,096,093 shares of Genesis Solar common stock held by the Escrow Agent.  Although the Escrow Agent has informed Genesis Solar that it has taken steps to return the shares, due to logistical and administrative demands, as of February 14 , 2011, Genesis Solar had not yet received the return of those shares.

The Company has evaluated events subsequent to December 31, 2010 through February 14, 2011, the date the financial statements were issued.

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

Introduction and Background

Overview

Effective December 7, 2009 the Company changed its name from Cogenco International, Inc. to Genesis Solar Corporation (“Genesis Solar” or the “Company”) when the Company’s Amended and Restated Articles of Incorporation became effective under Colorado law.  This name change was proposed to the Company’s shareholders (and then effected) based on the business operations and transactions the Company is pursuing.  Except for a series of equity financings in 2005, 2006, and 2007, the activities related to DMI (generally described in previous reports filed with the Securities and Exchange Commission), and the negotiation of the contemplated transaction involving Genesis Solar Espana, S.L. (“GSE”), Genesis Solar has not engaged in any business operations for more than the past five years.  GSE is a Spanish entity that is in the process of planning, financing and building a plant in Spain to manufacture hi-tech solar panels using thin film technology.  GSE has acquired real estate and has taken various steps in the permitting process for the manufacturing plant to be located near Cadiz, Spain.

Genesis Solar has not received any revenues from operations for more than the past ten years.  We have not had an equity interest in DMI since March 2008 and we are no longer pursuing any further business opportunities with DMI.  A portion of our liquidity since March 2008 was derived from payments we have received from GCM Ltd (Genesis Capital Management, Ltd., a principal shareholder of Genesis Solar) for the purchase by it of shares of DMI common stock.  GCM Ltd purchased those shares for a promissory note in the original principal amount of $250,000, carrying 6% interest, and which obligated GCM Ltd to pay Genesis Solar $25,000 per quarter.  The first payment was made on June 26, 2008, and the final payment was made on or about December 20, 2010.  Payments during the period of the note totaled $274,211.

Instead, as described in various reports filed with the Securities Exchange Commission starting in April 2009 we began pursuing a transaction whereby we were attempting to acquire a 100% interest in certain subsidiaries of and certain “Know-How owned by what was then an affiliated company, Genesis Energy Investment Plc (“GEI Plc”).  In addition to GSE, the “Solar Subsidiaries” were Genesis Solar Singapore Pte. Ltd. (“GSS”) and Genesis Solar Hungary Kft (“GSH”).

The transactions have been described in numerous reports filed by Genesis Solar, but have not been completed and, on January 1, 2011 (as described below), Genesis Solar’s obligations and rights to acquire GSE and the Know-How expired.  The transactions can be summarized as follows:

Date	Event

April 2009	Genesis Solar and GEI Plc entered into a letter of intent.

August 2009	Genesis Solar entered into stock purchase agreement with GEI Plc to acquire the Solar Subsidiaries and the Know-How, an agreement amended in November 2009 and January 2010.

May 2010	Genesis Solar entered into an amended and restated stock purchase agreement with GEI Plc to acquire the Solar Subsidiaries and the Know-How.

May 2010	Initial closing of the amended and restated stock purchase agreement into escrow.

August 2010	Genesis Solar assigned its rights in the amended and restated stock purchase agreement to GCM Ltd., which then proceeded to complete the transaction with GEI Plc.

August 2010
As part of the GCM Ltd-GEI Plc closing, 50,000 shares of Genesis Solar stock were returned to Genesis Solar for cancellation and the balance (14,096,093 shares) were retained in escrow as consideration to be released to GEI Plc  should Genesis Solar acquire GSE and the Know-How from GCM Ltd.

January 2011	The August 2010 escrow agreement expired, Genesis Solar did not acquire GSE or the Know-How from GCM Ltd., and Genesis Solar demanded the return to it of the 14,096,093 shares held in escrow.

During these periods, Genesis Solar entered into various agreements with parties which Genesis Solar reasonably believed could provide the promised financing.  These agreements, reported in various filings with the Securities and Exchange Commission under the 1934 Act, never resulted in any external financing for Genesis Solar.

Although the Company is still interested in acquiring GSE, there no longer is an agreement in place between the parties providing for such an acquisition, and Genesis Solar has not been able to conduct or complete the due diligence necessary to do so.  To close the transaction the Company will need to make further arrangements with GEI Plc, GCM Ltd, and several other parties which could result in a change in the structure of the contemplated transaction, a change in the structure and amount of the consideration to be paid by the Company.  Any such transaction will require significant additional financing for Genesis Solar which it has not yet been able to obtain despite its efforts to do so.

Material Changes in Financial Conditions

Since the time Genesis Solar ceased active business operations in 1988, at times we have been seeking potential business opportunities.  As a result of our lack of liquidity, lack of assets and lack of business operations, we believe the on-going volatility in the capital markets are likely to make it especially difficult for us to obtain debt or equity financing.  However, when we have identified an appropriate business opportunity either domestically or abroad at times we have attempted to pursue that opportunity, although in each case to date a lack of financing has prevented us from completing that acquisition.

On December 31, 2010, we had working capital deficit of $(295,865) as compared to our working capital deficit of $(198,204) as of March 31, 2010.  The increase in our working capital deficit is the result of our utilization of a significant portion of the our current assets during the nine months ended December 31, 2010 to help fund our standard operating expenses during the period.  During the period we primarily utilized payments received from GCM Ltd pursuant to a promissory note (the “GCM Note”) to fund our limited operations.  We expect that our working capital deficit will continue to increase until (if ever) we obtain a significant amount of current assets as an investment or a long-term liability, or we achieve a position where our revenues exceed our expenses.  During the period, our total assets also decreased from $122,176 at March 31, 2010 to $15,871 at December 31, 2010 because of our use of current assets to pay our operating losses as discussed above.  Total stockholders’ deficit increased similarly during the period from $(198,200) to $(295,865).  Absent our acquisition of additional assets or outside funding our total assets will continue to decrease and stockholders’ deficit will continue to increase as we expect to use our remaining funds on-hand to pay our on-going general obligations.

In considering our substantial working capital deficit, it is important to note that more than $310,000 of our liabilities are owed to our president, David Brenman, or to an affiliate of his.  Although these are all current liabilities, Mr. Brenman has not attempted collection action with respect thereto.  With Mr. Brenman’s consent, Genesis Solar prioritizes payables owed to unrelated parties and, as additional cash is available, pays amounts due to Mr. Brenman.  As a result, management believes that in the near term Genesis Solar will be able to continue to pay its routine obligations to third parties as they become due. However, because the Company does not currently have any outside source of liquidity, and only has limited cash on hand, the Company will need to secure outside funding to pay its obligations beyond the near term.

For the nine months ended December 31, 2010, total stockholders’ equity decreased by $(97,665) to $(295,865) as compared to $(198,200) as of March 31, 2010.  The decrease in stockholders’ equity is primarily the result of the continued operating losses and the corresponding rise in our accumulated deficit.

Through the first three quarters of fiscal 2010 the Company’s only source of outside liquidity was the receipt of quarterly payments of $25,000 under the GCM Note.  GCM was obligated to pay the Company $25,000 per quarter through the quarter ended December 31, 2010.  GCM made the final payment due under the GCM Note on or about December 20, 2010. With the GCM Note being paid in full, our only current source of funds for our general and administrative and other expenses likely will come in the form of loans from our president, David Brenman or other Company affiliates.  There can be no assurance that Mr. Brenman (or other Company affiliates) will loan the Company funds to permit the Company to satisfy its basic obligations.   Although the Company is continuing to seek outside sources of funding, to date the Company has not been successful in raising the capital necessary to pursue its proposed business operations.

We have had significant cash flow difficulties.  During recent fiscal years, we paid our operating expenses with funds raised from the issuance of common stock, the sale of marketable securities we held, as well as the funds provided in accordance with the GCM Note as it paid its obligations under the note at the rate of $25,000 per quarter.  We no longer hold any marketable securities and have only limited cash on-hand.  Further, since March 2007 we have only raised $17,300 through the sale of our equity securities in a private placement completed in November 2009.  Although we have expected to receive funding through various agreements we have negotiated with third parties, (including a stock purchase agreement originally entered into in April 2009) to date we have not received any funding under those agreements.

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

During the three months ended December 31, 2010, we had a net loss of $(22,474), a decrease of nearly $16,000 compared to our net loss of $(38,380) from the same period in fiscal 2009.  The decreased net loss for the three months ended December 31, 2010, was primarily the result of our decrease in general and administrative expenses during the 2010 period ($6,663 in the 2010 period versus $19,390 during the 2009 period).   Additionally, during the 2010 period we incurred significantly decreased legal fees ($5,692 in the 2010 period versus $12,042 during the 2009 period).  During the three months ended December 31, 2009 as the Company worked on further defining and exploring the potential business opportunity through the acquisition of GSE and the Company devoted more time and financial resources to the contemplated transaction than it did during the 2010 period.

During the nine months ended December 31, 2010, we had a net loss of $(97,665), a decrease of approximately $79,500 from our net loss of $(177,222) during the same period in 2009.  The net loss for the nine months ended December 31, 2010, was caused primarily by costs and expenses associated with the various business activities undertaken by the Company as described above, including negotiations with Vital Source and the discussions with GEI Plc and GCM Ltd regarding future business possibilities.  However, this loss was less during the 2010 period versus the 2009 period as during 2009 the Company incurred greater expenses in 2009 when it initially negotiated and agreed to the terms by which the Company planned to acquire GSE.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements and thus no disclosure is required. However, the Company currently pays rent to an affiliated party, Micro-Imaging Solutions, LLC, under an office lease at the rate of approximately $2,300 per month. Micro-Imaging Solutions leases the office space from an unaffiliated landlord, and Genesis Solar reimburses Micro-Imaging Solutions for Genesis Solar’s proportional share (based on square footage occupied).

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

Item 3.      Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4.    Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2010 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that because of the material weakness identified in our internal control over financial reporting described in our annual report for the year ended March 31, 2010 on Form 10-K, that, our disclosure controls and procedures were not effective as of December 31, 2010.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2010, except: (i) the on-going risk that we will not be able to complete the acquisition of GSE and the Know-How or otherwise identify and execute upon a business opportunity; and (ii) as related to Genesis Solar’s continuing financial difficulties, lack of an outside source of liquidity, and lack of adequate working capital.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities that occurred during the quarter ended December 31, 2010, and through the date of this report.

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

Date: February 14, 2011	/s/ David W. Brenman
David W. Brenman, President,
Principal Executive Officer, Principal Accounting Officer,
Principal Financial Officer and Director