Form 10-K
period 2011-03-31
Genesis Solar Corp
filed 2011-06-24
CIK 730729

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act .
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
Yes ☑ No ☐

As of June 17, 2011, there were 2,963,000 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”) outstanding, the Registrant’s only class of voting securities outstanding.

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 30, 2010, was $0.

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

Overview.

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

Genesis Solar Corporation
4600 South Ulster Street, Suite 800
Denver, CO 80237
Telephone No.: (303) 221-3680 Facsimile No.: (303) 221-8686

Business of Issuer.

General Information.

Since the Company ceased active business operations in 1988, we have been seeking potential business opportunities.  Although at times we have had discussions with third parties and entered into agreements aimed to result in a business transaction or relationship, to date we have not successfully executed on any business combination(s) or similar strategic transaction(s).  However, as described below, within the last five years we entered into an agreement with DMI with respect to a potential business opportunity.  Further, during our 2009 fiscal year we entered into an agreement with GEI Plc (which agreement was later amended multiple times) to acquire certain businesses and interests, and through the quarter ended December 31, 2010 pursued that transaction.

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

Mr. David Brenman is currently the Company’s only employee and serves pursuant to an employment agreement that became effective on September 30, 2005 (further described in Item 11 below).  Generally, Mr. Brenman has been the only person actively involved in day-to-day operations of the Company, although at times, and with respect to the potential transaction with GEI Plc, the Company utilized third parties to help the Company explore potential transactions and business opportunities.  Mr. Brenman is also actively involved in other businesses as well.  Mr. Brenman agreed to suspend without interest the accrual of his salary effective as of March 31, 2008.  As of March 31, 2008 the total accrued amount owed to Mr. Brenman was $241,750, and as of March 31, 2011 and subsequently, this continues to be the amount owed.  The Company’s Board of Directors may later agree to recommence accruing or paying Mr. Brenman’s salary or enter into a new employment agreement with Mr. Brenman at a future time if deemed appropriate.

We anticipate that additional employees and/or consultants will be retained as may be necessary to operate the Company in the future, whether in connection with a business combination or otherwise.  We believe that our current arrangement is adequate to meet our needs during our current process of pursuing business opportunities.

Recent Business Transactions and/or Opportunities Pursued.

The Company has attempted to act upon certain business opportunities it has identified.  Certain of these business opportunities have been initially identified by Genesis Capital Management Ltd. (“GCM Ltd”), which directly and through its relationships owns greater than 50% of our outstanding common stock.  However, to date our lack of liquidity and inability to raise significant funds from third parties have significantly limited our ability to fully pursue opportunities and/or complete any strategic transactions. The business opportunities that the Company has actively pursued during its last five fiscal years, and certain agreements intended to help the Company act on those opportunities, are outlined below.

Potential Transaction with GEI Plc.

Starting in April 2009 we began pursuing a transaction whereby we were attempting to acquire a 100% interest in certain subsidiaries of, and certain “Know-How” owned by, what was then an affiliated company, GEI Plc.  That transaction contemplated the Company acquiring Genesis Solar Espana, S.L. (“GSE”) which is a Spanish entity that hoped to build a plant in Spain to manufacture hi-tech solar panels using thin film technology. In addition to GSE, the Company originally contemplated acquiring other entities formerly owned by GEI Plc being Genesis Solar Singapore Pte. Ltd. (“GSS”) and Genesis Solar Hungary Kft (“GSH”). Collectively, GSE, GSS and GSH are referred to in this report as the “Solar Subsidiaries.”   However, the Company later determined that it only intended to acquire GSE and the related “Know-How.”

The Company’s contemplated acquisition of the Solar Subsidiaries and associated Know-How, and the various agreements entered into with respect to that contemplated transaction, were described in numerous reports filed by the Company.  However, the Company was unable to acquire GSE, the Know-How or any of the Solar Subsidiaries and its obligations and rights to acquire GSE and the Know-How expired on January 1, 2011.  The transactions can be summarized as follows:

Date	Event

April 2009	The Company and GEI Plc entered into a memorandum of understanding outlining the initial terms by which the Company sought to acquire the Solar Subsidiaries.

August 2009	The Company entered into stock purchase agreement with GEI Plc to acquire the Solar Subsidiaries and the Know-How, an agreement that was later amended in November 2009 and January 2010.

May 2010	The Company entered into an amended and restated stock purchase agreement with GEI Plc to acquire the Solar Subsidiaries and the Know-How.

May 2010	Initial closing of the amended and restated stock purchase agreement into escrow.

August 2010	The Company assigned its rights in the amended and restated stock purchase agreement to GCM Ltd., which then proceeded to complete the transaction with GEI Plc.

August 2010
As part of the GCM Ltd-GEI Plc closing, 50,000 shares of Company common stock were returned to the Company for cancellation and the balance (14,096,093 shares) were retained in escrow as consideration to be released to GEI Plc if the Company acquired GSE and the Know-How from GCM Ltd.

January 2011
The August 2010 escrow agreement expired, the Company did not acquire GSE or the Know-How from GCM Ltd., and the Company demanded the return of the 14,096,093 shares of Company common stock then held in escrow.

February 2011	The 14,096,093 shares of Company common stock held in escrow were returned to the Company’s transfer agent for cancellation.

As such, to the Company’s knowledge GCM Ltd. owns the Solar Subsidiaries and there no longer is any agreement in place giving the Company the right or obligation to acquire any of the Solar Subsidiaries.

Although the Company has not foreclosed the possibility of acquiring GSE (or any of the Solar Subsidiaries), there no longer is an agreement in place between the parties providing for such an acquisition. If the Company were to elect to again to pursue the acquisition of any of the Solar Subsidiaries, the Company will need to make further arrangements with GCM Ltd, and possibly GEI Plc and several other parties which could result in a change in the structure of the transaction as it was previously structured and/or a change in the structure and amount of the consideration to be paid by the Company.  Any such transaction will require significant additional financing for Genesis Solar which it has not yet been able to obtain despite its efforts to do so.

Potential Funding Agreements

Largely in an effort to further the potential acquisition of the Solar Subsidiaries, starting in the spring of 2009 the Company entered into various agreements with parties that the Company reasonably believed would result in the Company receiving outside funding. However, these agreements, (as reported in various filings with the Securities and Exchange Commission under the 1934 Act) never resulted in any external financing for the Company.

First, on April 28, 2009, and as amended twice in June 2009, the Company entered into a Share Purchase Agreement pursuant to which a single European investor agreed to make a significant investment in the Company. The investor was obligated to purchase 540,000 shares of Company common stock with a total investment of $2,700,000.  Because the prospective investor did not provide the funding, after on-going discussions with the prospective investor on October 22, 2009, the Company affirmatively terminated the Share Purchase Agreement and notified the investor of its termination.

           Then on March 29, 2010 the Company entered into a Share Purchase Agreement in form of a private placement agreement (the “PPA”) with a single prospective non-U.S. investor.  The PPA provided for the sale of 3,500,000 shares of Company common stock (the “Shares”) at $10.00 per share.  The original terms of the PPA provided that the prospective investor was obligated pay the total purchase price of $35,000,000 through a single payment by no later than June 30, 2010 (which date was later extended).  Despite reaching an agreement with the prospective investor to extend the date, the Company did not receive the funding it anticipated.

In part because of the difficulty and expenses associated with initiating legal actions and enforcing judgments against persons outside the U.S., to date the Company has not attempted to take any legal action against the prospective investors when those prospective investors have failed to meet their contractual commitment(s) to the Company.

The Company’s Investments, and Former Relationship with DMI

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

In March 2008, in order to address certain issues raised by the Securities and Exchange Commission regarding the potential application of the Investment Company Act of 1940 (the “ICA”), the Company determined it preferable to sell its DMI shares to Genesis Biotechnology Fund (“GBF”) and GCM Ltd, which were then already majority shareholders of the Company.  Accordingly, on March 7, 2008 the Company entered into two separate stock purchase agreements whereby:

1.	The Company sold to GBF 1,423,256 shares of DMI common stock in consideration for GBF surrendering 1,423,256 shares of the Company’s common stock.

2.
The Company sold GCM Ltd 250,000 shares of DMI common stock for $250,000, for which the Company received a promissory note.  The promissory note issued by GCM Ltd carried 6% interest and provided that GCM Ltd was obligated to pay the Company $25,000 per quarter.  During the quarter ended December 31, 2010 GCM Ltd made the final payment due under this note.

At about the time of its divestiture of its DMI stock the Company determined that it would no longer pursue a business opportunities or transactions with DMI.

Current Company Status

The Company is currently not actively pursuing a business opportunity involving any of the Solar Subsidiaries.  However, the Company may later elect to again pursue such an opportunity.

Ultimately, the Company hopes to identify and act upon a business opportunity in the energy production and/or energy distribution industries either in the U.S. or abroad, although the Company may consider business opportunities in other industries.  Although the Company has taken certain preliminary steps to investigate new business opportunities, none of these investigations have resulted in any form of agreement or any definitive steps towards the consummation of a transaction or relationship.  There can be no assurance that the Company will identify an appropriate business opportunity or corporate transaction and consummate any such transactions.

As the Company has effectively exhausted its assets, to pursue any business opportunity in the short term the Company will likely rely on its affiliates to advance the Company funds.  For the Company to take significant steps in consummating any such transaction or relationship, the Company will likely have to identify and execute upon a significant amount of outside funding.  To date, the Company has not been able to successfully obtain such funding and there can be no assurance that if the Company identifies a new business opportunity that outside funding will be available to the Company on reasonable terms, if at all.

Additional Information

The Company files reports with the Securities and Exchange Commission as required by Section 13(a) of the Securities Exchange Act of 1934. The public may read and copy any materials filed by the Company with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The Company does not currently maintain a corporate website.

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

We have no active business operations, and only limited prospectus for business operations.

We currently are not engaged in any business operations and presently have limited prospects for engaging in any active business operations.  Although starting in at least April 2009 we began working towards acquiring the Solar Subsidiaries we no longer have an agreement in place to acquire GSE and/or any of the Solar Subsidiaries and are currently not actively pursuing that potential transaction.  Moreover, although we have recently taken certain preliminary steps to explore other transactions and/or business opportunities in the power production and/or distribution industries, we have not taken any significant steps towards such a transaction.  We cannot offer any assurance that the Company will be able to successfully identify and/or execute upon any business opportunity.  Moreover, our ability to execute upon business opportunities has historically been severely limited by our history of a lack of liquidity.  Ultimately, the Company will need to raise a substantial amount of capital to successfully identify and execute upon a business opportunity.  Further, the Company can offer no assurance that if we do identify a business opportunity that we will be able to negotiate reasonable terms for the Company to be able to act upon that activity.

We have a lack of liquidity to fund our current and prospective operations.

We currently do not any source of outside liquidity, and as of March 31, 2011 our only asset consisted of $2,147 of cash on hand.  During our fiscal years ended March 31, 2010 and March 31, 2011 the Company in part relied on quarterly payments to the Company by GCM Ltd to fund its basic obligations.  However, that obligation was paid in full during the quarter ended December 31, 2010.  Moreover, we have had little working capital for more than the past five years.  Although we raised $240,000 during our fiscal 2005, $3,700,000 during our fiscal 2006, and $775,000 during our fiscal 2007, the funds were primarily used to pay some (but not all) of our financing objectives in connection with the DMI transactions.  Further, although during both our 2010 and 2011 fiscal years we entered into agreements with prospective investors to purchase our common stock, the Company did not receive any funds from those prospective investors.

Our available on-hand assets are not sufficient for us to engage in any business operations, or to complete a merger, acquisition, or other business combination.  Unless and until we obtain outside funding, we likely will be dependent on our affiliates to advance the Company funds.  We cannot offer any assurance that any Company affiliate will be able or willing to advance funds for the Company’s operations.  Additionally, the on-going volatile U.S. and global economy combined with the on-going volatility in global financial and capital markets have further limited the availability of outside equity or debt financings.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our ability to locate and execute upon any business opportunities will be adversely impacted. We cannot offer any assurance that we will be able to obtain the necessary working capital on commercially-reasonable terms, if at all, should circumstances arise requiring us to have additional working capital available.

Our financial statements reflect a “going concern” qualification.

Because of our lack of revenues, lack of working capital, our inability to meet certain of our contractual obligations, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses.  The opinion of our auditors for the year ended March 31, 2011, expressed the following concerns about our ability to continue as a going concern:

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

It is likely that if we raise capital for any operations in the future or to effect a business combination or transaction, such action will require the issuance of equity or debt securities which will result in substantial dilution to our existing shareholders.  For example, the transaction originally negotiated regarding the Solar Subsidiaries would have resulted in the issuance of 14,146,093 shares of Company common stock had it been completed.  Although we will attempt to minimize the dilutive impact of any future capital-raising activities or business transactions, we cannot offer any assurance that we will be able to do so because of the lack of any historical operations or profitability, as well as the lack of any trading market for our publicly-held securities.   If we are successful in raising additional working capital, we will likely have to issue additional shares of our common stock at prices that may be a discount from the then-current market price of our common stock.  As described above under “Going Concern Qualification,” we cannot offer any assurance that we will be able to raise such funds when necessary.

We identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal control over financial reporting (“ICFR”) pursuant to a defined framework.  In making that assessment, management identified a material weakness in our disclosure controls as a result of several material weaknesses identified in our ICFR as described in Item 9A below.  There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective ICFR can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements.  Material weaknesses make it more likely that a material misstatement of annual or interim financial statements will not be prevented or detected.  In addition, effective ICFR at any point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

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

Throughout our recent fiscal years GCM Ltd directly and indirectly owned or controlled significantly greater than 50% of our outstanding common stock.  As of March 31, 2011 CGM Ltd owns or controls approximately 68% of our outstanding common stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.        Properties.

The Company currently maintains its offices at 4600 South Ulster Street, Suite 800, Denver, CO 80237.  This office is leased by Micro-Imaging Solutions, LLC (“MIS”), and the Company subleases office space from MIS on a month-to-month basis.  The Company currently pays approximately $2,300 per month under this arrangement.  Management believes that this arrangement will be suitable for its needs for the immediate future.

During its fiscal year ended March 31, 2011, and through the date of this report, the Company owned no real property and no material personal property.

Item 3.       Legal Proceedings.

The Company is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4.       Reserved.

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.

Market Information.

Our common stock is not eligible for listing on any stock exchange.  Trading, if any, has been strictly limited to the over-the-counter market.  In the past, our common stock has been quoted from time-to-time in the “Pink Sheets” maintained by the National Quotation Bureau, Inc. under the trading symbol “CGNN.”  In January 2010 the Company notified the Financial Industry Regulatory Authority (“FINRA”) that the Company’s name had changed under Colorado law to Genesis Solar Corporation. Although FINRA has reflected the name change in its records it did not assign the Company a new trading symbol and thus CGNN continues to be the symbol for our common stock.

Since 1988, we do not believe that any established trading market has existed for our common stock.  We are not aware of any public sales of our common stock for more than the past two years, and consequently we are unable to report any market information.

Holders.

The approximate number of record holders of our $0.01 par value common stock as of June 17, 2011, was 324.  This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in ‘street name.’

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

Securities Authorized for Issuance Under Equity Compensation Plans

 On November 18, 2009 our Board of Directors approved the 2009 Equity Incentive Plan (the “Plan”) and reserved 1,500,000 shares of common stock under the Plan.  The Company has not submitted the Plan for shareholder approval, although the Plan’s adoption was not contingent upon such approval.  The Plan was adopted to compensate new, continuing, and existing employees, officers, consultants, and advisors of the Company and its controlled, affiliated and subsidiary entities. The Plan is currently administered by the Board of Directors as a whole.  The Plan originally contemplated two types of options:  (i) Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as “Incentive Options”; and (ii) Options which are not intended to qualify as Incentive Options are referred to as “Non-Qualified Options.” Bonuses, which may also be granted under the Plan, are the outright issuance of shares of common stock.  However, because the Company did not seek and obtain shareholder approval of the Plan by November 28, 2010 the Company may not grant Incentive Options under the Plan.  The exercise price of the options granted under the Plan must be 100% of the “fair market value” (which is defined in the Plan) of our common stock on the date of grant, and the exercise period for options granted under the Plan cannot exceed ten years from the date of grant. The Plan provides that an option may be exercised through the payment of cash, in property or in a combination of cash, shares and property subject to approval of the Company.

To date no stock options have been granted, or stock bonuses issued, pursuant to the Plan.

The information in the following table is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending March 31, 2011.

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

Sales of Unregistered Equity Securities.

Any unregistered sales of equity securities that may have occurred during the fiscal year ended March 31, 2011 have been previously reported by the Company.

Purchases of Equity Securities by Genesis Solar and its Affiliates.

The Company’s common stock is not registered under Section 12 of the Securities Exchange Act of 1934 and therefore no disclosure is required.  Further, during the year ended March 31, 2011, the Company did not repurchase any shares of its common stock.

Item 6.     Selected Financial Data.

Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

Going Concern Qualification

Because of our lack of revenues, lack of working capital, our inability to meet certain of our contractual obligations, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses.  The opinion of our auditors for the year ended March 31, 2011, expressed the following concerns about our ability to continue as a going concern:

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

Results of Operations

Years Ended March 31, 2011 and 2010.

We recognized a net loss of $(116,091) for the fiscal year ended March 31, 2011, as compared to the $(203,363) net loss recognized for the fiscal year ended March 31, 2010. Our net loss decreased for the year ended March 31, 2011 when compared to the previous year as in large part during the fiscal year ended March 31, 2010 we engaged in a greater amount of activities intended to explore and negotiate the Company’s previously contemplated acquisition of the Solar Subsidiaries.  Although we undertook various actions and incurred expenses during the fiscal year ended March 31, 2011 related to the potential acquisition (such as expenses associated with the initial closing into escrow and assigning various rights to GCM Ltd in July 2010), the Company incurred greater expenses during its fiscal year ended March 31, 2010 when it first negotiated the terms of the transaction, negotiated with certain prospective investors and incurred expenses aimed to initially define and further the transaction.  These greater activities during the fiscal year ended March 31, 2010 caused the Company to incur higher operating costs and expenses when compared to fiscal 2011.  For example, for the fiscal year ended March 31, 2011 the Company’s general and administrative expenses decreased by approximately $53,000, our consulting and travel expenses decreased by approximately $23,000 and our legal fees decreased by approximately $11,600.

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

Liquidity and Capital Resources

We have been without adequate funds since 1987 through the 2011 fiscal year, and subsequently.  At the time we ceased active business operations, the Company was essentially out of money.  The Company did not raise any substantial amounts capital until the 2005 fiscal year during which we raised $240,000, the 2006 fiscal during which we raised $3,700,000, and an additional $775,000 raised in 2007.  During our 2010 fiscal year we raised $17,300 through the sale of our common stock, however, this amount was not sufficient to cover our on-going general corporate and other requirements.   We were unable to raise any outside funds during our 2011 fiscal year.

At March 31, 2011, the Company had current assets of $2,147 and working capital deficit of $(314,291), as compared to current assets of $122,172 and a working capital deficit of $(198,204) at March 31, 2010.  As of March 31, 2011 our assets consisted solely of the small amount of cash we had on-hand.   In large part our current assets decreased from our fiscal year ended March 31, 2010 to March 31, 2011 as a result of continuing general and administrative expenditures, our continuing operating losses, our receipt and then use of funds that were due to us GCM Ltd during the fiscal year, and our on-going use of cash assets to pay our general administrative obligations.

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

In considering our substantial working capital deficit, it is important to note that more than $310,000 of our liabilities are owed to our President, David Brenman, or to an affiliate of his.  Although these are all current liabilities, Mr. Brenman has not attempted collection action with respect thereto.  With Mr. Brenman’s consent, the Company prioritizes payables owed to unrelated parties and, as additional cash is available, pays amounts due to Mr. Brenman.  As of the March 31, 2011 the funds owed to our President, Mr. Brenman, were:

▪
Unpaid accrued salary amounting to $241,750 at March 31, 2011. Effective March 31, 2008 Mr. Brenman orally agreed to suspend any further accrual of the salary due to him until we are adequately financed.

▪	$26,460 at March 31, 2011 for expenses Mr. Brenman has incurred on behalf of the Company which have not been reimbursed to him, which obligation does not bear interest.

▪
$40,000 that Mr. Brenman has advanced to the Company during the quarter ended September 30, 2009 which is represented by a promissory note bearing interest at 5% per annum, due on demand.  As of March 31, 2011, $3,019 in interest had accrued on this note.

We have had significant cash flow difficulties. During recent fiscal years, we paid our operating expenses with funds raised from the issuance of common stock and the sale of marketable securities we held as well as the funds provided by GCM Ltd as it paid down the amount owed to the Company at the rate of $25,000 per quarter. We no longer hold any marketable securities, and except for $17,300 raised in November 2009, we have not raised funds through the issuance of common stock since March 2007.  In both our 2010 and 2011 fiscal years we entered into agreements with prospective investors whereby we expected to receive funding.  However, the Company did not receive any funds under either of these agreements.

With the GCM Note being paid in full, as of March 31, 2011 we had effectively exhausted our assets. Because the Company does not currently have any outside source of liquidity, and only has limited cash on hand, as noted above the Company anticipates that for at least the short term it will rely on its affiliates to advance funds to the Company so that it can pay its routine obligations.  However, ultimately the Company will need to secure outside funding to pay its obligations beyond the near term.  .

The Company does not have any capital obligations during fiscal 2012.

As stated above under “Going Concern Qualification” and in the Risk Factors, above, we do not believe that our current assets are sufficient to maintain our activities and we will remain dependent on related party financing.  There can be no assurance that we will be able to raise any additional capital, or that the terms on which we can raise any capital will be commercially reasonable.

Plan of Operations

The Company is not engaged in active business operations at the present time.  Although we have previously received proposals for business opportunities from third parties and we seek out business opportunities with others, we have not actively pursued any such business opportunity in more than the past two years except for the business transactions with DMI described above and those involving the Solar Subsidiaries.  However, to date we have been unable to successfully pursue any business opportunities in part because of our lack of financial resources.  We currently have no rights or obligations with respect to the Solar Subsidiaries are not currently actively pursuing that potential business opportunity.

We intend to seek and review other opportunities in the energy production and/or distribution industry, and potentially other industries as we become aware of appropriate opportunities.  However, our ability to successfully identify and execute upon a business opportunity will likely require that we raise a substantial amount of additional funding from third parties. Consequently, we cannot offer any assurance that we will be able to obtain the funds necessary to execute upon any business opportunity.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements and thus no disclosure is required. However, the Company currently has an obligation to pay rent to an affiliated party, Micro-Imaging Solutions, LLC, under an office lease at the rate of approximately $2,300 per month. Micro-Imaging Solutions leases the office space from an unaffiliated landlord, and the Company reimburses Micro-Imaging Solutions for the Company’s proportional share (based on square footage occupied).This obligation is not reflected on the Company’s balance sheet, although our rent expense is recognized on our Statement of Operations.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 to the Financial Statements included in this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.        Financial Statements.

The following financial statements are filed as a part of this Form 10-K immediately following the signature page:

Page No.

Report of Independent Registered Public
Accounting Firm	F-1

Balance Sheet - March 31, 2010 and 2011	F-2

Statement of Operations - For the Years Ended March 31, 2010 and 2011 and Cumulative Amounts from Inception of the	F-3
Development Stage (October 1, 2008) through March 31, 2011

Statement of Stockholders’ Equity (Deficit)	F-4
For the years ended March 31, 2010 and 2011 and from Inception of the Development
Stage (October 1, 2008) through March 31, 2011

Statement of Cash Flows - For the Years Ended March 31, 2010 and 2011 and
Cumulative Amounts from Inception of the Development Stage (October 1, 2008) through March 31, 2011	F-5

Notes to Financial Statements March 31, 2010 and 2011	F-6

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception, the Company has not filed a Current Report on Form 8-K reporting a change of accountants, nor has there been any material disagreement with its accountants on any matter regarding accounting or financial disclosure.

Item 9A.     Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our principal executive officer (who also serves as our principal financial officer), who concluded, that because of the material weaknessin our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of March 31, 2011.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of March 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of March 31, 2011 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2011:

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

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2011, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to the permanent exemption from such requirement for smaller reporting companies.

There were no changes in our internal controls or in other factors during the period ended March 31, 2011 (the end of our fourth fiscal quarter) that could significantly affect these internal controls subsequent to the date of their evaluation.

Item 9B.                      Other Information.

None.
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

As of June 17, 2011 the officer and directors of the Company are:

Name	Age	Position

David W. Brenman	55	Director, President, Chief Financial Officer, Secretary and Treasurer since 1985

Robert A. Melnick	55	Director, since 2004

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

Family Relationships.

Mr. Brenman and Mr. Melnick are brothers-in-law.

Board of Directors – Composition.

Our Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes, and skills, when taken together, will allow the Board of Directors to satisfy its oversight obligations effectively.  Currently, the Company does not have a separate nominating committee as it does not believe that given the small size of the Company and its limited resources and personnel that such a committee is warranted.  Currently the Board of Directors as a whole is in charge of identifying and appointing appropriate persons to add to the Board of Directors when necessary.  In identifying Board candidates it is the Board’s goal to identify persons whom it believes have appropriate expertise and experience to contribute to the oversight of a company of the Company’s nature while also reviewing other appropriate factors.    The Company believes that each of the persons that currently comprise its Board of Directors  have the experience, qualifications and attributes and skills taken as a whole to enable the Board of Directors to satisfy its oversight responsibilities effectively.   To this end Mr. Brenman has been involved in structuring and financing early stage companies and Mr. Melnick has a range of business experiences that could prove valuable as the Company evaluates and attempts to execute upon a business opportunity  If the Company is able to ultimately enter into a business relationship or transaction it will likely consider expanding the Board of Directors and may at that time appoint additional directors with skills and backgrounds that are in-line with that business opportunity.

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

No Audit Committee or Audit Committee Financial Expert or Compensation Committee

Our Board of Directors has not appointed a separately designated standing audit committee in accordance with section 3(a)(58)(A) of the Exchange Act.  Instead, the entire Board acts as the Company’s audit committee.  The Board does not have an audit committee financial expert.   The Board of Directors has reviewed the audited financial statements and discussed with the independent auditors the matters required by Auditing Standards No. 61.  Additionally, the Board of Directors has received written disclosures and the letter from the independent accountants regarding their independence.

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

Item 11.       Executive Compensation.

Compensation Discussion and Analysis

Summary.  Since we only have a single employee and we have not issued any options or other derivative securities, our compensation structure is not complicated.  If we are successful in indentifying, and then executing upon, a business opportunity, we may need to hire additional employees.   In such a case, we believe that the ability to attract and retain qualified executive officers and other key employees will be essential to our long term success.  We have not paid any salary to Mr. David Brenman, who serves as our chief executive officer and chief financial officer, since August 31, 2006, and as of March 31, 2008, the obligation to pay his salary ceased accruing.

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

In general, the base salary for Mr. Brenman was determined by evaluating his responsibilities, experience and the competitive marketplace.  More specifically, we considered the following factors in determining Mr. Brenman’s base salary, and will also consider these factors if the Company is in a position to hire additional employees:

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

Tax Implications of Executive Compensation.  Our aggregate deduction for Mr. Brenman’s compensation is  potentially  limited by Section 162(m) of the Internal  Revenue Code to the extent the aggregate amount paid to him exceeds $1.0 million, unless it is paid  under a  predetermined  objective  performance  plan  meeting certain requirements, or satisfies one of various other exceptions specified in the Internal  Revenue Code.  At Mr. Brenman’s 2011 compensation levels, and considering that we have not paid him any compensation since August 2006, (except for $2,000 paid to Mr. Brenman during the quarter ended June 30, 2007 to keep our payroll service active) we did not believe that Section  162(m) of the  Internal  Revenue Code would  be  applicable,  and  accordingly,  we did not  consider  its  impact in determining compensation levels for Mr. Brenman.

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

SUMMARY OF COMPENSATION

Disclosure of Compensation

As previously discussed, our only employee is David Brenman.  Under his employment agreement, Mr. Brenman is entitled to an annual salary of $150,000; however, due to cash shortages, except for a $2,000 payment made during the quarter ended June 30, 2007, we have not paid his salary since August 2006.  Except for the $2,000 payment made to Mr. Brenman during the quarter ended June 30, 2007, we did not pay Mr. Brenman any compensation during fiscal 2008.  Further, during 2009 and fiscal 2010 we did not pay Mr. Brenman any compensation.  Mr. Brenman agreed to suspend without interest the accrual of his salary effective as of March 31, 2008.  As of March 31, 2008 the total accrued amount owed to Mr. Brenman was $241,750, and as of March 31, 2011 and subsequently, this continues to be the amount owed.  The Company’s Board of Directors may later agree to recommence accruing or paying Mr. Brenman’s salary at a future time if deemed appropriate.

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

We have no other arrangements pursuant to which any of our directors was compensated during the fiscal year ended March 31, 2011 for services as a director.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Company Officers and Directors

As of June 17, 2011 there were 2,963,000 shares of the Company’s common stock outstanding.  The following table sets forth the beneficial ownership of the Company’s common stock as of June 17, 2011 by each director and each executive officer of the Company and by all directors and executive officers as a group.

Name and Address of Beneficial Owner	Position(s)	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock

David Brenman c/o Genesis Solar Corporation 4600 S. Ulster St., #800 Denver, CO 80237	CEO, CFO, President, and Chairman	690,000 (2)	23.3%

Robert Melnick c/o Genesis Solar Corporation 4600 S. Ulster St., #800 Denver, CO 80237	Director	50,000	**

All current directors and executive officers as a group (two persons)		815,000	25%

** Equals less than 1%.

(1)  Calculated in accordance with rule 13d-3 under the Securities Exchange Act of 1934.

(2) Consists of shares of common stock.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of June 17, 2011, as to the beneficial ownership of shares of our only outstanding class of securities, our common stock, by each person who, to our knowledge at that date, was a beneficial owner of 5% or more of the outstanding shares of our common stock, by each person who is an officer and/or director, and by all of our officers and directors as a group. The table does not include information regarding shares of common stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals.  No such broker or individual is believed to hold greater than 5% of our common stock.  The percent of class is based on 2,963,000 shares of our common stock being outstanding as of June 17, 2011.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership (ownership is direct unless otherwise noted)	Percent of Class

Genesis Capital Management Limited Trust House, 112 Brodie Street, Kingstown, Saint Vincent and the Grenadines. (1, 2, 3, 4)	2,031,867	68.6%

(1)
Of these shares, 150,000 were issued to Genesis Capital Management Limited (“GCM Ltd”) in November 2009 and 851,867 shares of common stock are owned in the name of Genesis Investment Funds Limited (“GIF”). Additionally, this includes: (i) 500,000 shares held by Mr. Janssen’s spouse, as described below Mr. Janssen is a control person of GIF; (ii) 50,000 shares are held by the Chairman of the Board of GIF (an affiliate of GCM Ltd.).  220,000 of these shares are subject to an agreement by GCM Ltd. to return those shares to Mr. Brenman in the event the Company completes a successful business combination.  This does not include 1,423,256 shares that GIF (on behalf of GBF) returned to the Company in March 2008 and which were subsequently cancelled as described in Note (2), below.  This also does not include 14,096,093 shares that were held in escrow while the Company sought to acquire GSE as such shares were only to be released to CGM Ltd upon the Company’s acquisition of GSE and thus were returned to the Company for cancellation in February 2011. The shares of Company common stock owned directly or indirectly by GCM Ltd were primarily acquired in various transactions with the Company and its affiliates.

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

(b)
Genesis Investment Funds Limited is also controlled by Peter H. Jacobs, a licensed European property manager who holds a degree in engineering from the Technical Institute, Heerlen, Netherlands.  He is a certified appraiser by the court in the Netherlands.  Mr. Jacobs has been working as an asset manager in Europe since the 1980’s and has from time-to-time worked with Mr. Janssen and MJM Asset Management.  Mr. Jacobs co-founded Genesis Investment Funds Limited with Mr. Janssen.  Mr. Jacob’s address is Matschils 23, 9495 Triesen, Liechtenstein.

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

Changes in Control.

Management is not aware of any arrangements which may result in a change of control of the Company.  However, throughout our recent fiscal years GCM Ltd has directly and indirectly owned or controlled greater than 50% of the Company’s common stock.  As GCM Ltd directly and/or indirectly owns or controls beneficial ownership of greater than a majority of our outstanding common stock, GCM Ltd could, in their discretion, call a meeting of the shareholders of the Company and vote its shares to replace all directors and take over control of the Company.  GCM Ltd. has never advised the Company that it has any plans to do so.  Because the Company’s common stock is not registered under the Securities Exchange Act of 1934, GCM Ltd does not have any reporting obligations under Sections 13(d) or 16(a) of the Securities Exchange Act.

Securities Authorized for Issuance under Equity Compensation Plans

As further described in Item 5 above the Company has adopted the 2009 Equity Incentive Plan and reserved 1,500,000 shares of common stock for issuance under that plan.  To date no stock options have been granted, and no stock bonuses issued, pursuant to that plan.

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

2.           Because of working capital shortages, Mr. David Brenman has from time-to-time advanced funds and incurred expenses for the benefit of the Company.  The Company repays these amounts without interest, when it has sufficient funds available.  At March 31, 2011 the Company owed Mr. Brenman $26,460 for unreimbursed travel and other expenses incurred on behalf of the Company.

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

4.           In November 2009 Mr. Brenman participated in a private placement conducted by the Company.  Mr. Brenman purchased 500,000 shares of Company common stock at $0.01 per share.  The terms upon which Mr. Brenman participated in this private placement were the same as those upon which other investors participated.

5.           In addition, we have previously entered into transactions which have resulted in compensation being paid to David Brenman:

•
Starting in our 2007 fiscal year the Company raised funds through MJM Asset Management Company Establishment (“MJM”) which served as a finder that resulted in compensation paid by MJM to David W. Brenman, our president.  Until January 1, 2007, Herald A.M.A. Janssen controlled MJM, a company he founded in 1997.  As described above, Genesis Investment Funds Limited, one of our significant shareholders, is controlled by GCM Ltd, a company that is also partially controlled by Herald A.M.A. Janssen.  The Company paid MJM a finders’ fee of 7½% of the $3,900,000 in funds raised by MJM Asset Management for the Company.

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

Transactions with Genesis Capital Management Ltd and Related Entities

1.           On March 7, 2008 we entered into two separate stock purchase agreements with: (i) Genesis Biotechnology Fund (“GBF”); and (ii) GCM Ltd.  GBF is a sub-fund of Genesis Investment Funds Ltd.  Through these two stock purchase agreements we divested our entire interest in DMI which consisted of 1,673,256 shares.  It was also through these agreements with GCM Ltd that we received the $250,000 promissory note from GCM Ltd.  Notwithstanding the significant ownership that GCM Ltd has in the Company, and although the directors of the Company have a small minority ownership interest in GBF, GCM Ltd did not initiate the March 7, 2008 transaction, nor did GCM Ltd attempt to influence the board’s decision.  In connection with GCM Ltd’s purchase of the DMI stock from the Company, the Company also transferred its right to purchase additional shares of DMI common stock to GCM Ltd.  The Company did not have sufficient capital available to exploit that opportunity.

2.           On April 28, 2009, as amended twice in June 2009, the Company entered into a Share Purchase Agreement with a single European investor to invest not less than $250,000 by June 30, 2009 and the balance of the anticipated $2.7 million investment by not later than July 31, 2009.  Although these funds were never received the Company planned to use the proceeds of the offering in part to pay a fee to GCM AG for introducing the investor, and to lend the balance of the proceeds from the offering to GCM Ltd.

3.              In November 2009 GCM Ltd and certain of its affiliates participated in a private placement conducted by the Company.  In total GCM Ltd and its affiliates purchased 1,180,000 shares of Company common stock at $0.01 per share.  The terms upon which these persons participated in this private placement were the same as those upon which other investors participated.

4.              On March 29, 2010 the Company entered into a Share Purchase Agreement in form of a private placement agreement (the “PPA”) with Vital Source, SA.  The PPA provided for the sale of 3,500,000 shares of Company common stock at $10.00 per share.  The PPA provides that the prospective investor is obligated pay the total purchase price of $35,000,000. Although these funds were never received the Company planed to use the proceeds of the offering for the increase of capital of GSE for €25,000,000 (approximately $30,750,000 US).   The Company planed to use a portion of the proceeds to the payment to GCM Ltd. of $1,750,000 as a fee for introducing the investor to the Company.

5.            On May 12, 2010 the Company entered into an Amended and Restated Stock Purchase Agreement with GEI Plc (an affiliate of GCM Ltd) regarding the Company’s potential acquisition of the Solar Subsidiaries.  This agreement amended and restated the agreement the parties initially entered into on August 11, 2009 and then amended twice subsequently (on November 24, 2009 and January 19, 2010) regarding the potential acquisition of the Solar Panel Subsidiaries.   Then on May 25, 2011 the Company and GEI Plc conducted an initial closing of the transaction into escrow at which time the Company deposited share certificates representing 14,146,093 shares of the Company’s common stock with an escrow agent, and certain other certificates and documents.

6.           On or about July 27, 2010 the Company entered into various agreements with GCM Ltd whereby the Company assigned its rights under the Amended and Restated Stock Purchase Agreement with GEI Plc (described in the preceding paragraph) to CGM Ltd. At that time the Company also entered into a subscription agreement with GCM Ltd whereby CGM Ltd would have acquired 14,096.093 shares of Company common stock had the Company acquired GSE and certain related intellectual property. However, the Company did not acquire GSE and these shares of common stock were later returned to the Company for cancellation.

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

Office Leases with Related Party.

Commencing January 2009, MIS leased an office suite from an unaffiliated party and subleased it to the Company by which the Company paid one-half the rent.  An affiliate of David Brenman has a significant equity interest in MIS.  This lease and sublease were originally approved by the remaining members of the Company board of directors, including Mr. David Brenman’s father and his brother-in-law.

On January 1, 1010, the Company moved its offices to 4600 South Ulster Street, Suite 800, Denver, CO 80237.  This office is leased by MIS, and the Company subleases office space from MIS on a month-to-month basis.  The Company currently pays approximately $2,300 per month under this arrangement.

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

Item 14.      Principal Accountant Fees and Services.

(a)            Audit Fees.

Our principal accountant, Causey, Demgen & Moore, Inc., billed us aggregate fees in the amount of approximately $13,150 for the fiscal year ended March 31, 2011 and approximately $14,300 for the fiscal year ended March 31, 2010.  These amounts were billed for professional services that Causey, Demgen & Moore, Inc. provided for the audit of our annual financial statements, review of the financial statements included in our report on Form 10-Q, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)           Audit-Related Fees.

Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $-0- for the fiscal year ended March 31, 2011 and $-0- for the fiscal year ended March 31, 2010, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)           Tax Fees

Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $815 for the fiscal year ended March 31, 2011 and approximately $825 for the fiscal year ended March 31, 2010, for tax compliance, tax advice, and tax planning.

(d)           All Other Fees

Causey, Demgen & Moore, Inc. billed us aggregate fees in the amount of $-0- for the fiscal years ended March 31, 2011 and 2010, for other fees.

(e)           Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee of the Board of Directors (or the Board of Directors as a whole if there is no audit committee appointed), or unless the services meet certain de minimis standards.  Since the Company has no audit committee, the Board of Directors pre-approved the audit services and tax services that Causey, Demgen & Moore, Inc. performed for the Company during the fiscal years ended March 31, 2010 and 2011, and has pre-approved that firm’s continuation of those services.

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Percentage of total fees paid to Causey, Demgen & Moore, Inc.
	Fiscal Year 2010	Fiscal Year 2011

Audit fees	95%	95%
Audit-related fees	0%	0%
Tax fees	5%	5%
All other fees	0%	0%

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

(a)           Exhibits

Number	Description

3.1	Amended and Restated Articles of Incorporation. Incorporated by reference from the Form 8-K dated March 30, 2009, filed April 2, 2009.

3.2	Amended and Restated Bylaws. Incorporated by reference from Form 10-Q dated September 30, 2010, filed November 18, 2010.

10.1	Employment Agreement with David W. Brenman. Incorporated by reference from the Form 10-KSB for the year ended March 31, 2006, filed June 29, 2006.

10.2	2009 Equity Incentive Plan. Incorporated by reference from Form 10-Q dated September 30, 2009, filed November 20, 2009.

31*	Certification pursuant to Rule 13a-14(a).

32*	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 24, 2011

GENESIS SOLAR CORPORATION

By: /s/ David W. Brenman
David W. Brenman, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: June 24, 2011
By: /s/ David W. Brenman
David W. Brenman, President, Principal
Executive Officer, Principal Accounting
Officer, Principal Financial Officer and
Director

Date: June 24, 2011
By: /s/ Robert A. Melnick
Robert A. Melnick, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Genesis Solar Corporation

We have audited the accompanying balance sheets of Genesis Solar Corporation  (a development stage company) as of March 31, 2010 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception of the development stage (October 1, 2008) through March 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Solar Corporation as of March 31, 2010 and 2011, and the results of its operations and its cash flows for the years then ended and the period from inception of the development stage (October 1, 2008) through March 31, 2011, in conformity with U.S. generally accepted accounting principles.

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
June 24, 2011

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
BALANCE SHEET
March 31, 2010 and 2011

ASSETS

	2010	2011
Current assets:
Cash ($954 in interest bearing accounts)	$9,362	$2,147
Note receivable - related party - current portion (Note 4)	95,599	-
Interest receivable - related party (Note 4)	1,441	-
Prepaid expense	15,770	-

Total current assets	122,172	2,147

Computer equipment, at cost, net of accumulated
depreciation of $3,496 (2010) and $3,500 (2011)	4	-

Total assets	$122,176	$2,147

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$5,655	$5,209
Accounts payable - related party	31,952	26,460
Officer payable (Note 4)	40,000	40,000
Accrued salary - officer (Note 4)	241,750	241,750
Accrued interest - officer (Note 4)	1,019	3,019

Total current liabilities	320,376	316,438

Commitments (Note 5)

Preferred stock, $.01 par value; 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 500,000,000 shares
authorized, 2,963,000 shares issued and outstanding	29,630	29,630
Additional paid-in capital	6,150,558	6,150,558
Accumulated deficit (including $358,996 deficit
accumulated during the development stage at March 31, 2011) (Note 1)	(6,378,388)	(6,494,479)

Total stockholders' equity (deficit)	(198,200)	(314,291)

Total liabilities and stockholders' equity (deficit)	$122,176	$2,147

See accompanying notes.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended March 31, 2010 and 2011 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) Through March 31, 2011

			Cumulative
			amounts from
	2010	2011	Inception

Costs and expenses
Legal fees	$53,849	$42,256	$106,500
Consulting and travel expenses -
related party	30,116	7,123	39,680
General and administration	92,394	39,368	148,377
Rent and storage expenses	33,045	27,511	92,656
Depreciation	783	4	1,178

Total costs and expenses	210,187	116,262	388,391

Other income (expense)
Rental income (Note 5)	-	-	16,450
Interest income	7,843	2,171	15,964
Interest expense	(1,019)	(2,000)	(3,019)

Total other income (expense)	6,824	171	29,395

Net loss (Note 3)	$(203,363)	$(116,091)	$(358,996)

Basic and diluted loss per common share	$(0.11)	$(0.04)	$(0.16)

Weighted average number of common
shares outstanding	1,863,384	2,963,000	2,178,708

See accompanying notes.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended March 31, 2010 and 2011 and from Inception of the Development Stage (October 1, 2008) Through March 31, 2011

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity (deficit)

Balance at March 31, 2008	1,233,000	$12,330	$6,150,558	$(6,080,899)	$81,989

Net loss for the period ended September 30, 2008	-	-	-	(54,584)	(54,584)

Balance at September 30, 2008	1,233,000	12,330	6,150,558	(6,135,483)	27,405

Net loss for the period ended March 31, 2009	-	-	-	(39,542)	(39,542)

Balance at March 31, 2009	1,233,000	12,330	6,150,558	(6,175,025)	(12,137)

Sale of common stock to related parties for	1,730,000	17,300	-	-	17,300
cash ($.01 per share) November 18, 2009

Net loss for the period ended March 31, 2010	-	-	-	(203,363)	(203,363)

Balance at March 31, 2010	2,963,000	29,630	6,150,558	(6,378,388)	(198,200)

Net loss for the period ended March 31, 2011	-	-	-	(116,091)	(116,091)

Balance at March 31, 2011	2,963,000	$29,630	$6,150,558	$(6,494,479)	$(314,291)

See accompanying notes.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended March 31, 2010 and 2011 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) Through March 31, 2011

			Cumulative
			amounts from
	2010	2011	Inception
Cash flows from operating activities:
Net loss	$(203,363)	$(116,091)	$(358,996)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation expense	783	4	1,178
Change in interest receivable and prepaid expense	(3,701)	17,211	19,514
Change in accounts payable and accrued expenses	33,107	(3,938)	21,445

Net cash used in operations	(173,174)	(102,814)	(316,859)

Cash flows from investing activities:
Receipts on note receivable	90,788	95,599	229,784

Net cash provided by investing activities	90,788	95,599	229,784

Cash flows from financing activities:
Proceeds from sale of stock	17,300	-	17,300
Proceeds from officer loan	40,000	-	40,000

Net cash provided by financing activities	57,300	-	57,300

Net decrease in cash	(25,086)	(7,215)	(29,775)

Cash and cash equivalents at beginning of period	34,448	9,362	31,922

Cash and cash equivalents at end of period	$9,362	$2,147	$2,147

See accompanying notes.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2011

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

Except for a series of private equity financings in 2005, 2006, and 2007 totaling approximately $4.7 million, and certain activities with DMI BioSciences, Inc. (“DMI”), and the potential transaction with Genesis Energy Investment Plc (“GEI Plc”) the Company has not engaged in active business operations for more than the past five years.  The Company has not received any revenues from operations for more than the past ten years.  Effective October 1, 2008, the Company decided to begin a search for a new business opportunity inasmuch as it determined that it was no longer pursuing any business opportunities or transactions with DMI. The Company therefore entered a new development stage as more fully defined in the guidance in Section 915 of the FASB Accounting Standards Codification™.

On August 11, 2009, Genesis Solar entered into an agreement to acquire three subsidiaries (collectively the “Solar Subsidiaries”) of GEI Plc, which was then an affiliate of Genesis Solar’s principal shareholder.   This agreement was amended twice, and then in May 2010 the parties entered into an Amended and Restated Stock Purchase Agreement with respect to the Company’s potential acquisition of the Solar Subsidiaries.  Later in May 2010, the parties conducted an initial closing of the transaction into escrow.   Effective August 3, 2010, the Company entered into various agreements further amending the terms of the transaction, pursuant to which the Solar Subsidiaries were transferred to an affiliate of the Company, with the expectation that the Company may be able to complete the acquisition of one of the Solar Subsidiaries and certain intellectual property from that affiliate by December 31, 2010.  Due both to a lack of funding and the failure of the other parties to the arrangement to complete their respective obligations, the Company did not complete the acquisition by that date and theCompany’s obligations and right to do so expired.  As described below, although Genesis Solar has not foreclosed the possibility of attempting to acquire one of the Solar Subsidiaries and related intellectual property, there is not currently a formal agreement between the parties setting forth the terms by which the Genesis Solar would do so.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2011

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

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2011

1.             Significant accounting policies (continued)

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

After evaluating the tax positions taken, none are considered to be uncertain; therefore, no amounts have been recognized as of March 31, 2010 and 2011. Interest and penalties, if any, associated with tax positions are recorded in the period assessed as income tax expense. No interest or penalties have been assessed as of March 31, 2010 or 2011. Tax years that remain subject to examination include 2008 through the current period for Federal returns and 2006 through the current period for the state returns.

Cash flows:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2011

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

Recently issued accounting pronouncements:

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an update to FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in the update specify that if a public entity presents comparative financial statement, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. These provisions are effective prospectively for business combinations for with the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt this update on April 1, 2011 and does not believe this will have a significant impact on the financial statements.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2011

2.             Stockholders’ equity

Stock issuances:

The Company did not issue any shares of its common stock during the year ended March 31, 2011.

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

Agreements to issue common stock:

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

On March 29, 2010 the Company entered into a Share Purchase Agreement in the form of a private placement agreement (the “PPA”) with Vital Source, S.A.  The Company expected to issue 3,500,000 shares of Company common stock at $10.00 per share pursuant to the PPA. Vital Source was to purchase these shares by September 30, 2010. However, the Company never received any funding from Vital Source.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2011

3.            Income taxes

No provision for income taxes is required for the years ended March 31, 2010 and 2011 or the period from inception of the development stage (October 1, 2008) through March 31, 2011 because the Company has incurred net operating losses for the periods. The net operating losses generated may be carried forward to offset future taxable income. The amount of carryforwards from 1993 and prior years that may be used in the future will be limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The 1993 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $236,000, of which only $11,800 may be used in any one year.  The 2007 and prior aggregate net operating loss carryforward for Federal income tax reporting purposes is limited to approximately $71,000 in any one year.  Furthermore, future acquisition by the company could further limit utilization of net operating loss carryforwards.  If not used to offset future taxable income, the carryforwards will expire as follows:

2011	$12,000
2012	9,000
2013	14,000
2019	8,000
2020	14,000
2021	12,000
2022	16,000
2023	17,000
2024	58,000
2025	184,000
2026	151,000
2027	103,000
2028	94,000
2029	200,000
2030	114,000
$1,006,000

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2011
3.            Income taxes (continued):

As of March 31, 2010 and 2011, total deferred tax assets and valuation allowance are as follows:

	2010	2011

Deferred tax assets resulting from:
Loss carryforward	$346,900	375,400
Future deduction for research and
development and accrued officer salary and interest	90,600	91,500
Valuation allowance	(437,500)	(466,900)
	$-	$-

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

a. David Brenman Employment Agreement

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
March 31, 2010 and 2011

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

c.      Office Lease

Since October 2005, the Company has been sharing office lease expenses with Micro-Imaging Solutions, LLC (“MIS”), a company affiliated with Mr. Brenman.  See the description below in Note 5, “Operating Lease” for more information about this transaction.

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

The transaction occurred as follows:

▪	Genesis Solar sold 1,423,256 shares of DMI to Genesis Biotech in consideration for Genesis Biotech surrendering 1,423,256 shares of Genesis Solar common stock; and

▪
Genesis Solar sold 250,000 shares of DMI to GCM Ltd. in consideration for a promissory note in the face amount of $250,000 (the “CGM Note”).  The CGM Note carried 6% interest and obligated GCM Ltd. to pay Genesis $25,000 per quarter.  The first payment was made on June 26, 2008, and the final payment was made on or about December 20, 2010.  Payments totaled $274,211.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2011

4.     Related party transactions (continued)

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

In large part because the Company did not have the working capital necessary to engage in significant due diligence with respect to GSE and certain “Know-How”, owned by GSE and the other parties did not enter into various other agreements necessary to satisfy the Release Conditions, Genesis Solar’s rights to acquire GSE and the Know-How expired on January 1, 2011 when the escrow agreement terminated.

Genesis Solar requested the Escrow Agent to return to it the 14,096,093 shares of Genesis Solar common stock that the Escrow Agent held.  Those shares were returned to Genesis Solar in February 2011 and submitted to the transfer agent for cancellation.

GENESIS SOLAR CORPORATION
(formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2011

5.   Operating lease

On January 1, 2010, the Company moved its offices to 4600 South Ulster Street, Suite 800, Denver, CO  80237.  The office is leased by Micro-Imaging Solutions, LLC (“MIS”), and the Company subleases office space from MIS on a month-to-month basis.  The Company currently pays approximately $2,292 per month under this arrangement.  An affiliate of David Brenman has a significant equity interest in MIS and Mr. Brenman is a manager of MIS.  Total rent expense amounted to $33,045 and $27,511 for the years ended March 31, 2010 and 2011 respectively.

6.   Subsequent events

In April 2011, David Brenman advanced the Company $10,000.

On or about June 23, 2011 the Company issued a promissory note to a third party in the face amount of $22,500 for the payment of services rendered to the Company.  The note bears interest at 5% per annum and is due: (i) on or before May 31, 2013; or (ii) within 25 days of the earlier of a liquidity event for a loan or stock sale by the Company greater than $500,000.