Form 10-Q
period 2011-06-30
Genesis Solar Corp
filed 2011-08-15
CIK 730729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(303) 221-3680
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes    X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes __X_     No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes XX   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐         Accelerated filer ☐;    Non-accelerated filer  ☐        Smaller reporting company ☑

As of August 15, 2011 there were 2,963,000 shares, of the Registrant’s common stock $.01 par value, outstanding.

GENESIS SOLAR CORPORATION
(A Development Stage Company)

INDEX

PART I.  FINANCIAL INFORMATION

Item 1:                 Financial Statements

Balance Sheet – March 31, 2011 (audited) and June 30, 2011 (unaudited)

Statement of Operations – For the Three Months Ended June 30, 2010 and 2011 (unaudited) and Cumulative Amounts from Inception of the Development Stage (October 1, 2008) through June 30, 2011 (unaudited)

Statement of Stockholders' Equity (Deficit) - For the Three Months Ended June 30, 2011 (unaudited)

Statement of Cash Flows - For the Three Months Ended June 30, 2010 and 2011 and Cumulative Amounts from Inception of the Development Stage (October 1, 2008) through June 30, 2011 (unaudited)

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

Signatures

Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

See accompanying notes.

PART I.                            FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS SOLAR CORPORATION
(A Development Stage Company)
BALANCE SHEET
March 31, 2011 and June 30, 2011

(Auited)	(Unaudited)

ASSETS

	March	June
Current assets:
Cash ($954 in interest bearing accounts)	$2,147	$6,257

Total assets	$2,147	$6,257

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,209	$12,733
Accounts payable - related party	26,460	26,460
Officer payable (Note 5)	40,000	60,000
Accrued salary - officer (Note 5)	241,750	241,750
Accrued interest - officer (Note 5)	3,019	3,658
Accrued interest	-	21

Total current liabilities	316,438	344,622

Note payable (Note 3)	-	22,500

Total liabilities	316,438	367,122

Commitments (Note 5)

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 500,000,000 shares
authorized, 2,963,000 shares issued and	29,630	29,630
outstanding
Additional paid-in capital	6,150,558	6,150,558
Accumulated deficit (including $405,570 deficit
accumulated during the development stage at
	(6,494,479)	(6,541,053)

Total stockholders' equity (deficit)	(314,291)	(360,865)

Total liabilities and stockholders' equity (deficit)	$2,147	$6,257

See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2011 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) through June 30, 2011
(Unaudited)

			Cumulative
			amounts from
	2010	2011	Inception

Costs and expenses:
Legal fees	$18,948	$3,683	$110,183
Consulting and travel expenses - related
party	4,022	-	39,680
General and administration	18,886	35,353	183,730
Rent and storage expenses	6,878	6,878	99,534
Depreciation	4	-	1,178

Total costs and expenses	48,738	45,914	434,305

Other income (expense)
Rental income (Note 5)	-	-	16,450
Interest income	1,086	-	15,964
Interest expense	(500)	(660)	(3,679)
Total other income (expense)	586	(660)	28,735

Net loss (Note 4)	$(48,152)	$(46,574)	$(405,570)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.18)

Weighted average number of common
shares outstanding	2,963,000	2,963,000	2,249,936

 See accompanying notes.

GENESIS SOLAR CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended June 30, 2011
(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity (deficit)

Balance at March 31, 2011	2,963,000	$29,630	$6,150,558	$(6,494,479)	$(314,291)
Net loss for the three months
ended June 30, 2011	-	-	-	(46,574)	(46,574)

Balance at June 30, 2011	2,963,000	$29,630	$6,150,558	$(6,541,053)	$(360,865)

See accompanying notes.

GENESIS SOLAR CORPORATION
 (A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ended June 30, 2010 and 2011 and Cumulative Amounts
from Inception of the Development Stage (October 1, 2008) through June 30, 2011
(Unaudited)

	Three months Ended		Cumulative
	June 30,		amounts from
	2010	2011	Inception
Cash flows from operating activities:
Net loss	$(48,152)	$(46,574)	$(405,570)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation expense	4	-	1,178
Note issued for consulting services	-	22,500	22,500
Change in interest receivable and prepaid	16,125	-	19,514
Change in accounts payables and accrued	2,526	8,184	29,629

Net cash used in operations	(29,497)	(15,890)	(332,749)

Cash flows from investing activities:
Receipts on note receivable	23,559	-	229,784

Net cash provided by investing activities	23,559	-	229,784

Cash flows from financing activities:
Proceeds from sale of stock	-	-	17,300
Proceeds from officer loan	-	20,000	60,000

Net cash provided by financing activities	-	20,000	77,300

Net increase (decrease) in cash	(5,938)	4,110	(25,665)

Cash and cash equivalents at
beginning of period	9,362	2,147	31,922

Cash and cash equivalents at
end of period	$3,424	$6,257	$6,257

Supplemental disclosure of non cash investing and financing activities:

During the three month period ended June 30, 2011, the Company issued a note payable for consulting services in the amount of $22,500.

See accompanying notes.

GENESIS SOLAR CORPORATION
(Formerly Cogenco International, Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2011

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

The March 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

1.     Significant Accounting Policies and basis of presentation (continued)

The accompanying financial statements have been prepared by Genesis Solar, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2011 and June 30, 2011, and the results of operations and cash flows for the periods ended June 30, 2010 and 2011.  The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, Genesis Solar has incurred significant losses from inception to date and does not have sufficient funds on hand to continue to fund operations.  As a development stage company, Genesis Solar has relied on infusions of equity capital, the repayment of debt (including related party debt owed to Genesis Solar by Genesis Capital Management Limited), and loans from its President to fund its limited activities.  As a result, substantial doubt exists about Genesis Solar’s ability to continue to fund future operations using its existing resources.  Genesis Solar will likely continue to seek equity investments from offshore accredited investors; however there can be no assurance that it will actually receive any such funding.

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

2.      Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe this update will have an impact on the Company’s financial statements.

In May 2001, the FASB issued ASU 2001-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this Update generally represent clarifications of Topic 820, Fair Value Measurements, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. This update is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe this update will have an impact on the Company’s financial statements.

3.      Note payable

In June 2011, the Company issued a promissory note to a third party in the amount of $22,500 for the payment of services rendered to the Company.  The note bears interest at 5% per annum and is due at the earlier of: (i) on or before May 31, 2013; or (ii) within 25 days of the earlier of a liquidity event for a loan or stock sale by the Company greater than $500,000.

4.      Income taxes

No provision for income taxes is required at March 31, 2011 or June 30, 2011 because, in management’s opinion and based on historical performance the effective tax rate for the periods in question will be zero.

As of March 31, 2011 and June 30, 2011, total deferred tax assets and valuation allowance are as follows:

	March 31,	June 30,
	2011	2011

Deferred tax assets resulting from:
Loss carryforward	$375,400	$388,100
Future deduction for accrued salaries and interest	91,500	91,800
Valuation allowance	(466,900)	(479,900)
	$-	$-

5.      Related party transactions

a.      Brenman Employment Agreement

In November 2004 we entered into an employment agreement with David Brenman (Genesis Solar’s president) which became effective on or about September 30, 2005. The employment agreement was approved by our board of directors, including Mr. Brenman’s father and brother-in-law.  The material terms of David Brenman’s employment agreement are described in our annual report on Form 10-K for the year ended March 31, 2011.  We paid Mr. Brenman his salary as due under the employment agreement through August 15, 2006, but, except for a $2,000 payment made in June 2007, since August 31, 2006, we have been unable to make payments to him as required under his employment agreement.  Mr. Brenman has orally agreed to defer (without interest) collection of any other amounts due under his employment agreement until such time as Genesis Solar is adequately financed.  Further, on March 31, 2008 Mr. Brenman orally agreed to suspend the accrual of his salary until Genesis Solar is adequately financed.

b.      Affiliate Loan

During the quarter ended September 30, 2009 Mr. Brenman advanced Genesis Solar $40,000, to provide Genesis Solar liquidity to pay its obligations pursuant to the terms of a promissory note issued by the Company (the “Note”).  The Note is a demand note and accrues interest at 5%.  Principal and accrued interest is due in full upon demand by Mr. Brenman.

During the quarter ended June 30, 2011 Mr. Brenman advanced Genesis Solar a total of $20,000 to provide the Company liquidity.  This amount was advanced to the Company under the same terms and conditions contained in the Note.

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

5.      Related party transactions (continued)

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

Payments under the CGM Note were the only outside source of liquidity for Genesis Solar, and Genesis Solar used the quarterly payments to help satisfy its basic obligations.  Now that the CGM Note has been paid in full, in the near future Genesis Solar will have to identify and obtain other sources of funding to pay its routine general and administrative obligations.

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

Genesis Solar requested the Escrow Agent to return to it the 14,096,093 shares of Genesis Solar common stock that the Escrow Agent held.  Those shares were returned to Genesis Solar in February 2011 and submitted to the transfer agent for cancellation.   Genesis Solar has no further right to acquire GSE or the Know-How.

6.      Financial Instruments

The financial instruments recorded on our balance sheets include cash, related party accounts payable and trade accounts payable.  Due to their short term maturity, the carrying amounts of these financial instruments approximate fair value.

7.  Subsequent events

The Company has evaluated events subsequent to June 30, 2011 through August 15, 2011, the date the financial statements were issued and has determined that no subsequent events are material requiring disclosure.

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

Corporate Background and Plan of Operations

Effective December 7, 2009 the Company changed its name from Cogenco International, Inc. to Genesis Solar Corporation (“Genesis Solar” or the “Company”) when the Company’s Amended and Restated Articles of Incorporation became effective under Colorado law.  This name change was proposed to the Company’s shareholders (and then effected) based on the business operations and transactions the Company expected to pursue.  Except for

•	a series of equity financings in 2005, 2006, and 2007,
•
our unsuccessful efforts to participate in the development of products with, and then invest in, DMI Biosciences, Inc. (“DMI,” generally described in previous reports filed with the Securities and Exchange Commission), and

•
the negotiation and the abandonment of the contemplated transaction involving Genesis Solar Espana, S.L. (“GSE”) and related entities (generally described in previous reports filed with the Securities and Exchange Commission),

•	the collection of a $250,000 note from an affiliated entity, Genesis Capital Management, Ltd. (“GCM Ltd”) which purchased Genesis Solar’s interest in DMI,

Genesis Solar has not engaged in any business operations for more than the past five years.  Genesis Solar has not received any revenues from operations for more than the past five years.  Genesis Solar can be described as a “shell company” as defined in the rules of the Securities and Exchange Commission.

Although the Company has not foreclosed the possibility of acquiring GSE or its affiliated entities, there no longer is an agreement in place between the parties providing for such an acquisition. If the Company were to elect to again to pursue that acquisition or any other business opportunity, the Company will need to make further contractual arrangements which may, or may not, follow along the lines of the previous discussions.

Ultimately the Company hopes to identify and act upon a business opportunity in the energy production and/or energy distribution industries either in the U.S. or abroad, although the Company may consider business opportunities in other industries.  The Company has taken certain preliminary steps to investigate new business opportunities, however to date none of these investigations have resulted in any form of agreement or any definitive steps towards the consummation of a transaction or relationship.  There can be no assurance that the Company will identify an appropriate business opportunity or corporate transaction and consummate any such transactions.

As the Company has no source of working capital or revenues, the Company will have to rely on its affiliates to advance the Company funds.  For the Company to take significant steps in completing any such transaction or relationship, the Company will have to obtain a significant amount of funding.  Although the Company has sought such funding in connection with the earlier efforts to engage in a business opportunity with DMI and to acquire GSE and its affiliated entities, Genesis Solar, the Company has not been able to obtain sufficient funding, and there can be no assurance that if the Company identifies a new business opportunity that outside funding will be available to the Company on reasonable terms, if at all.

Material Changes in Financial Conditions

Since the time Genesis Solar ceased active business operations in 1988, at times we have sought potential business opportunities.  As a result of our lack of liquidity, lack of assets and lack of business operations, we believe the on-going volatility in the capital markets are likely to make it especially difficult for us to obtain debt or equity financing.  However, when we have identified an appropriate business opportunity either domestically or abroad, at times we have attempted to pursue that opportunity, although in each case to date a lack of financing has contributed to our inability to  complete the transaction or acquisition.

On June 30, 2011, we had a working capital deficit of $(338,365) as compared to our working capital deficit of $(314,291) as of March 31, 2011.  As of June 30, 2011 our assets consisted solely of the small amount of cash we had on hand.  During the quarter ended June 30, 2011 our president loaned the Company a total of $20,000 to help us pay our routine corporate expenses (which is in addition to loans and advances previously extended by our president).  The cash on hand as of June 30, 2011 represented the remainder of these loans, and will not be sufficient to fund the Company beyond the very near term.  We expect that our working capital deficit will continue to increase until (if ever) we obtain a significant amount of current assets as an investment or a long-term liability, or we achieve a position where our revenues exceed our expenses.

In considering our substantial working capital deficit, it is important to note that more than $330,000 of our liabilities are owed to our president, David Brenman, or to an affiliate of his.  These liabilities include:

▪
Unpaid accrued salary amounting to $241,750 at June 30, 2011.   Effective March 31, 2008 Mr. Brenman orally agreed to suspend any further accrual of the salary due to him until we are adequately financed.  Accordingly, the line item for our liability for “accrued salary – officer” on our balance has not changed from March 31, 2008 to June 30, 2011, as that obligation does not bear interest.

▪	$26,460 at June 30, 2011 for expenses Mr. Brenman has incurred on behalf of Genesis Solar which have not been reimbursed to him. This obligation does not bear interest.

▪
$60,000 for funds advanced to the Company of which $40,000 was advanced during the quarter ended September 30, 2009 and $20,000 was advanced during the quarter ended June 30, 2011.  These advances bear interest at 5% per annum and are due on demand.  As of June 30, 2011, $3,658 in interest had accrued on the amounts owed to our president under this arrangement.

Although all of the liabilities owed to our president are current liabilities, Mr. Brenman has not attempted collection action with respect thereto.  With Mr. Brenman’s consent, Genesis Solar prioritizes payables owed to unrelated parties and, as additional cash is available, pays amounts due to Mr. Brenman.  As a result, management believes that in the near term Genesis Solar will be able to continue to pay its routine obligations to third parties as they become due. However, because the Company does not currently have any outside source of liquidity, and only has limited cash on hand, the Company will need to secure outside funding to pay its obligations beyond the near term.

For the three months ended June 30, 2011, our total stockholders’ deficit increased by $(46,574) to $(360,865) as compared to $(314,291) as of March 31, 2011.  The increase in stockholders’ deficit is primarily the result of the continued operating losses, our various debt obligations, and the corresponding rise in our accumulated deficit.

During the quarter ended June 30, 2011 the Company issued a promissory note to evidence $22,500 that the Company agreed to pay to a consultant for services rendered to the Company (the “2011 Note”).  The 2011 Note bears interest at 5% per annum and is due on May 31, 2013, or (if earlier) within 25 days of a liquidity event for a loan or stock sale by the Company greater than $500,000.  This obligation is reflected on the Company’s balance sheet at June 30, 2011 as a long term liability because the Company currently believes it is more likely than not that the conditions precedent for the amount to be due and owning prior to its prescribed maturity date will not be met within the next twelve months.

We have historically had significant cash flow difficulties. Through the first three quarters of fiscal 2010 the Company’s only source of outside liquidity was the receipt of quarterly payments of $25,000 due to us by GCM (the “GCM Note”).  GCM was obligated to pay the Company $25,000 per quarter through the quarter ended December 31, 2010.  GCM made the final payment due under the GCM Note on or about December 20, 2010. With the GCM Note being paid in full, our only current source of funds for our general and administrative and other expenses likely will come in the form of loans from our president, David Brenman or other Company affiliates.  During the quarter ended June 30, 2011, Mr. Brenman loaned the Company an additional $20,000, through two separate $10,000 advances (one in April 2011 and the second in June 2011).   However, there can be no assurance that Mr. Brenman (or other Company affiliates) will loan the Company additional funds to permit the Company to satisfy its basic obligations.

 With the GCM Note being paid in full we have effectively exhausted our assets.  Because the Company does not currently have any outside source of liquidity, and only has limited cash on hand, as noted above the Company anticipates that for at least the short term it will rely on its affiliates to advance funds to the Company so that it can pay its routine obligations.  However, ultimately the Company will need to secure outside funding to pay its obligations beyond the near term.

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

During the three months ended June 30, 2011, we had a net loss of $(46,574), a decrease of greater than $1,500 compared to our net loss of $(48,152) from the same period in fiscal 2010.  The decreased net loss for the three months ended June 30, 2011, was primarily the result of our decreased activity during the 2011 period and corresponding decreased operating costs and expenses.  During the quarter ended June 30, 2010 the Company took various actions intended to further its potential acquisition of the Solar Subsidiaries, including negotiating the terms of an amended stock purchase agreement and conducting an initial close of that transaction into escrow.  On the other hand, during the 2011 period the Company did not take any significant actions with respect to any transaction involving the Solar Subsidiaries, but instead only engaged in limited actions to maintain its status as a publicly reporting company as well as limited actions to explore potential new business opportunities.   As a result the Company generally incurred fewer operating costs and expenses during the period ended June 30, 2011 versus the period ended June 30, 2010.  For example, legal fees during the 2011 period were $3,683 versus $18,948 during the 2010 period and the Company did not incur any related party consulting and travel expenses during the 2011 period whereas during the 2010 period the Company incurred greater than $4,000 of such expenses.  Notably, of the Company’s costs and expenses during the 2011 period nearly 50% of those costs were incurred as a result of the obligation evidenced by the 2011 Note.  The 2011 Note was recorded as a general and administrative expense and is included in the general and administrative expense line item in the statement of operations as it was issued in consideration for services provided during the quarter, which caused the Company’s general and administrative expenses to increase by $16,467 for the 2011 period versus the 2010 period.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe this update will have an impact on the Company’s financial statements.

In May 2001, the FASB issued ASU 2001-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this Update generally represent clarifications of Topic 820, Fair Value Measurements, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. This update is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe this update will have an impact on the Company’s financial statements.

Item 3.      Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4.    Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2011 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that because of the material weakness identified in our internal control over financial reporting described in our annual report for the year ended March 31, 2011 on Form 10-K, that, our disclosure controls and procedures were not effective as of June 30, 2011.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities that occurred during the quarter ended June 30, 2011, and through the date of this report.

Item 3.  Defaults upon senior securities.

Not applicable.

Item 4.  Reserved

Item 5.  Other Information.

In a private transaction on or about June 23, 2011 our president acquired 190,000 shares of Company common stock from a Company shareholder.

Item 6.  Exhibits

31	Certification pursuant to Rule 13a-14(a). Filed herewith.
32	Certification pursuant to 18 U.S.C. §1350. Filed herewith.
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T. (1) Filed herewith.

(1) Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	/s/ David W. Brenman
David W. Brenman, President,
Principal Executive Officer, Principal Accounting Officer,
Principal Financial Officer and Director